Form 10QSB
period 2006-12-31
Golden Century Technologies CORP
filed 2007-02-23
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

GOLDEN CENTURY TECHNOLOGIES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	333-139620	98-0466250
(State or jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1027 Pandora Avenue, Victoria, BC V8V 3P6 Canada
(Address of Principal Executive offices)

Issuer's Telephone Number: (250) 413-3268

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
13,593,000 Common shares, par value $0.0001, as at December 31, 2006.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [X]

Golden Century Technologies Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report.

(i) Condensed Balance Sheets as at December 31, 2006 (unaudited) and June 30, 2006;

(ii) Condensed Statements of Operations (unaudited) for the three and six months ended December 31, 2005 and 2006;

(iii) Condensed Statements of Cash Flows (unaudited) for the six months ended December 31, 2005 and 2006; and

(iv) Notes to Condensed Financial Statements (unaudited) for the six months ended December 31, 2006.

Golden Century Technologies Corporation
(A Development Stage Company)

F-i

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2006	2006
	$	$
	(Unaudited)

ASSETS

Current Assets

Cash	15,374	1,240
Prepaid expenses (Note 5(a) and (c))	22,960	4,489

Total Assets	38,334	5,729

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	4,189	3,235
Accrued liabilities	16,000	–
Due to a related party (Note 3)	8,559	5,088

Total Liabilities	28,748	8,323

Commitments (Note 1 and 4)

Stockholders’ Equity (Deficit)

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: nil shares	–	–

Common Stock

Authorized: 250,000,000 shares, par value $0.0001
Issued: 13,593,000 shares (2006 - 12,833,000 shares)	1,359	1,283

Additional Paid-in Capital	88,291	50,367

Subscription receivable	–	(25,000)

Deficit Accumulated During the Development Stage	(80,064)	(29,244)

Total Stockholders’ Equity (Deficit)	9,586	(2,594)

Total Liabilities and Stockholders’ Equity (Deficit)	38,334	5,729

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (date of	For the Three	For the Three	For the Six	For the Six
	Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue
Sales	73,343	–	16,892	–	16,892
Cost of sales	(21,517)	–	16,887	–	16,887

Gross Profit	51,826	–	5	–	5

Operating Expenses

Consulting	92,899	22,041	14,954	32,030	33,933
General and administrative expenses	23,249	16,928	3,748	16,579	4,796
Travel	15,742	1,625	10,698	2,211	10,759

Total Operating Expenses	131,890	40,594	29,400	50,820	49,488

Net Loss	(80,064)	(40,594)	(29,395)	(50,820)	(49,483)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		13,502,000	10,315,000	13,357,000	9,886,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2006	2005
	$	$
Operating Activities
Net loss for the period	(50,820)	(49,483)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	15,040	10,000
Changes in operating assets and liabilities
Prepaid expenses	4,489	–
Accounts receivable	–	(541)
Accounts payable and accrued liabilities	16,954	22,447
Due to a related party	3,471	12,482
Net Cash (Used In) Provided by Operating Activities	(10,886)	(5,095)
Financing Activities
Proceeds from sale of common stock	25,000	6,650
Net Cash Provided by Financing Activities	25,000	6,650
Increase in Cash	14,134	1,555
Cash – Beginning of Period	1,240	–
Cash – End of Period	15,374	1,555

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

1.	Nature of Operations and Basis of Presentation

The Company was incorporated in the State of Delaware on July 1, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.

The Company is based in Victoria, British Columbia, and its principal business is the production and distribution of Flushable Colostomy and Ostomy Pouch Liners (the “Liners”) for colostomy and ostomy patients. The Company has entered into two agreements with Colo-Majic Liners, Inc. (“Colo-Majic”), the inventor of the Liner product. The first agreement is to supply the Liner products to the North American market, and the second agreement is to manufacture, market and distribute the Liner product in the People’s Republic of China.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not generated significant revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2006, the Company has working capital of $9,586 and has accumulated losses of $80,064 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that it will require additional financing of up to $250,000 over the next twelve months for production of the Liner products, marketing campaigns and administrative costs. The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective January 11, 2007, to register 2,833,000 shares of common stock for sale by the existing shareholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

The Company was incorporated in the State of Delaware on July 1, 2005. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

	b)	Interim Financial Statements

These interim unaudited financial statements for the period ended December 31, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

2)	Summary of Significant Accounting Principles (continued)

e)	Financial Instruments/Concentrations

The fair value of financial instruments which include cash, accounts payable, and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s production operations are in China and distribution operations are in Canada, and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution.

The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At December 31, 2006, the exchange rate for one Canadian dollar was $0.8581 USD. For the period from July 1, 2006 to December 31, 2006, the average exchange rate for one Canadian dollar was $0.88556 USD. At December 31, 2006, the exchange rate for one Chinese Renminbi was $0.1282 USD. For the period from July 1, 2006 to December 31, 2006, the average exchange rate for one Chinese Renminbi was $0.1265 USD. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenues consist of sale of the plastic liners and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the products shipped, and collectibility is reasonably assured.

The Company continually monitors timely payments and assesses any collection issues regarding accounts receivable. Any significant customer accounts that are not expected to be collected are excluded from revenues.

2)	Summary of Significant Accounting Principles (continued)

k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

m)	Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

2)	Summary of Significant Accounting Principles (continued)

	m)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Transactions

The Company is indebted to the President of the Company for $8,559 (June 30, 2006 - $5,088), which is unsecured, non- interest bearing and is payable on demand.

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005 for Cdn$33,000 and Cdn$30,000, respectively. The agreements were subsequently renewed for a further term of one year by delivery of 660,000 and 600,000 shares, respectively, of the Company’s common stock with a fair value of $0.05 per share. On August 8, 2006, 660,000 shares were issued to one of these consultants. The remaining 600,000 shares have been recorded in accrued liabilities.

b)

On October 30, 2005, the Company entered into an agreement with Colo-Majic Liners, Inc., a company that owns the registered trademark for the Liner products. The Company will manufacture and supply 3,000,000 or more plastic liners every eighteen months, and will also be the designated distributor of the Liner product in the Asian market. The agreement is for a term of five years.

c)

The Company entered into an agreement dated September 28, 2006 with Colo-Majic Liners, Inc. (Colo-Majic) to grant the Company a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. Refer to Note 6. The Company must pay the following license fees on a bi-annual basis:

		i.	$1.00 for each box of three hundred of the Liner products during the first two years;

		ii.	$2.00 for each box of three hundred of the Liner products during the third and fourth years;

		iii.	$3.00 for each box of three hundred of the Liner products during the fifth and sixth years, and thereafter until termination of the license agreement.

The terms of this Agreement shall be perpetual and be in full force and effect as long as the terms and conditions of this agreement are being met.

d)

The Company entered into an agreement with a consultant to advise and assist the Company in its development for a term of one month beginning December 23, 2006 by delivery of 100,000 of the Company’s common stock with a fair value of $5,000.

5.	Common Stock

	a)	On August 8, 2006, the Company issued 660,000 shares of common stock with a fair value of $33,000 for consulting services. At December 31, 2006, $19,250 is included in prepaid expenses.

	b)	On September 28, 2006, the Company received cash proceeds of $25,000 for stock subscriptions.

	c)	On December 23, 2006, the Company issued 100,000 shares of common stock with a fair value of $5,000 for consulting services. At December 31, 2006, $3,710 is included in prepaid expenses.

6.	Subsequent events

a)

On January 15, 2007, the Company amended the Licensing Production and Distribution Agreement with Colo-Majic Liners, Inc. dated September 28, 2006, to add additional territories of Hong Kong, Taiwan, Macau and the Middle East including United Arab Emirates, Saudi Arabia, Turkey, Egypt, Yemen, Oman, Israel, Iraq, Iran, Bahrain, Qatar and Jordan. Refer to Note 4(c).

b)

On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), granting T-Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Where we say "we", "us", "our", or "the Company", we mean Golden Century Technologies Corporation.

OVERVIEW

We are a Delaware Corporation established in July 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the “Liners) to Colo-Majic Liners, Inc. (the “Colo-Majic”) for its existing North American market and to manufacture, market and distribute the Liners in the People of Republic of China, Hong Kong, Macau, Taiwan and Middle East as well.

On October 30, 2005, we entered into an Agreement of Cooperation with Colo-Majic. Pursuant to the agreement, we will manufacture and supply 3,000,000 or more liner products every eighteen months. The agreement is for a term of five years.

On September 28, 2006, we entered into a Licensing Agreement with Colo-Majic. Pursuant to the agreement, Colo-Majic grants to us a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.

On January 15, 2007, we entered into a Licensing Agreement Amendment with Colo-Majic adding additional Territories of Hong Kong, Taiwan, Macau and Middle East for the existing Licensing, Production and Distribution Agreement dated September 28, 2006.

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (the “T-Ray”), a Delaware corporation, regarding granting non-exclusive distribution right to T-Ray to promote, sell and distribute the Flushable Colostomy and Ostomy Pouch Liners in the territories of Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 25, 2005 to December 31, 2006, we have generated total revenues of only $73,343 and as of December 31, 2006, we have incurred an accumulated deficit of $80,064 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

Our strategic operating priorities for the balance of 2007 focus primarily on our goal of increasing revenues by December 31, 2007. We intend to achieve this revenue growth on several fronts as follows:

We expect to receive second order from Colo-Majic to supply 3,000,000 Colo-Majic®Flushable Colostomy and Ostomy Pouch Liners to Colo-Majic for its North American Market;

We intend to promote the Colo-Majic®Flushable Colostomy and Ostomy Pouch Liners throughout Mainland of China, Hong Kong, Macau and Taiwan;

We intend to promote Colo-Majic®Flushable Colostomy and Ostomy Pouch Liners to the Middle East through T-Ray Science, Inc., with whom we have signed an agreement that allows T-Ray to promote, sell and distribute the Liners in the Middle East. This agreement is attached as an exhibit to this form.; and,

We intend to continue to expand our revenue sources outside Colo-Majic. We intend to continue to pursue opportunities with other health care products.

Product Overview

PRODUCT

Colo-Majic® Flushable Colostomy and Ostomy Pouch Liner, it is designed to be used with the exiting pouch systems that are regularly used for colostomy and ostomy patients worldwide. Currently, the pouches are used, washed between uses and then thrown away. By using the Liners, patients can remove and flush the liner and install a new liner into the pouch. This increases the number of times the pouch can be used and reduces costs, since the liners are much less expensive than the pouches.

The Liners are inexpensive, light to carry, easy to apply, safe and clean.

The Liners are flushable. All pouches are disposable but not flushable. The pouches are not flushable because they have to be made from materials with a certain thickness to provide a strong hold capability. Also, they have to have a mechanism for sticking to the skin. These design requirements make them un-flushable. The Liners, however, are completely flushable, which puts the waste in the septic/sewage treatment system, which is healthier for both the patients and the public.

The curved-inward shape of the Liners on both sides cuts off the excessive material that otherwise would affect the connection tightness when applying on the inter-locking rims of the pouch components, as it is very precise in engineering and requires a snug fit at all times. That is to say, using a regular rectangular-shaped liner, for example, would have too much material to fit in between the inter-locking rims. The curved sealing lines on both sides, however, are designed to create two small areas where several pin holes can be punched to let the gas, but not the contents, travel through.

Shape of the Liner	Liner in Pouch

The Liners increase the number of times a pouch can be used and fully takes advantages of the existing merits of the pouch system, for example, the hold capability, comfort of wear and the seamless connection of the two pieces The two pieces of the pouch system are known as the wafer and the pouch.

Competition

We face competition from several companies that manufacture and market pouch products in China, including ConvaTec (a Bristol-Myers Squibb Company), Cololplast China Company, Hollister Corporation and emerging companies in China, such as the Si Tai Li Company. However, as far as we are aware, not a single company is manufacturing a pouch liner product or a product similar to the Liners. Compared to the pouches alone, we believe the Liner products have a very competitive edge in costs for the consumers.

Customers

There are basically three groups of customers: hospitals and clinics, pharmacies, and the colostomy and/or ostomy patients.

As part of the regular hospital and clinic routine practice, hospitals, clinics and pharmacies maintain supplies of pouch systems for colostomy and ostomy patients and the health conscious populations buy the Liner products for at-home use on daily basis.

Intellectual Property

PATENTS

We have been granted a license by Mr. Douglas Wolrich, the inventor of the Liners, to manufacture, distribute, market and sell the Flushable Colostomy and Ostomy Pouch liner in China. The patent number in China is ZL 95 1 93664.6 and it expires on April 21, 2015.

TRADE MARKS

Mr. Douglas Wolrich, the inventor, holds 100% interest in the trademark of Colo-Majic® for the Flushable Colostomy and Ostomy Pouch liner. We have the rights to use the trademark in connection with our exercise of the rights under our agreement with Mr. Wolrich.

DOMAIN NAMES

We hold a 100% interest in the domain name of www.Gc-hightech.com

LICENSING AGREEMENT

Pursuant to the agreement between the Company and Colo-Majic dated September 28, 2006, Mr. Douglas Wolrich grants the Company the license and the sole exclusive and assignable right to use or cause to be used the Liner product in any manner and for any purpose to in any manner develop, maintain, manufacture, transport, distribute, market, sell, lease and/or license or sub-license the Liner product and to sell the same to the general public throughout China. The Company acknowledged that the within grant of the License is limited only to the purposes stated and does not constitute a grant of any right of ownership of intellectual property of the Liner product. This license expires on April 21, 2015 as long as the terms and conditions of this Licensing Agreement are being met.

Description of Property

Our executive and head office is located at Raincoast Business Center of 1027 Pandora Avenue, Victoria, B.C., Canada, which is a 6,000 square foot facility which provides our business with receptionist and secretarial services for CAD $24.95 per month and a 109 square foot meeting room, a 305 square foot boardroom and additional office services and space, as required, with additional charges based on an hourly rate. No debt has accrued on account of rent payments owed. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Research and Development

To date, we have not undergone any research and development.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following material risks. You could lose all or part of your investment due to any of these material risks.

RISKS RELATED TO OUR COMPANY

We have a limited operating history and have only earned nominal revenue since inception. We have no suitable business history to which investors can refer in determining whether to invest in our company and we can provide no assurances that we will ever earn sufficient revenue to earn a profit. We may ever have a profitable business and investors may lose all of their investment in our company.

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of December 31, 2006, we have only generated revenues of $73,343, which was from our only customer and represented 100% of our total revenue. As at December 31, 2006, we had an accumulated deficit of $80,064 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated November 30, 2006, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

We have only one customer and generate no significant revenues and have only limited marketing experience to develop customers.

We have not entered into any agreements to sell our products to any customers in China, as yet. We do not believe that we will generate significant revenues in the immediate future. We will not generate any meaningful revenues unless we obtain sales contracts with a significant number of distributors or general hospitals/clinics or pharmacy chains. There can be no assurance that we will ever be able to obtain contracts with a significant number of customers to generate meaningful revenues or achieve profitable operations.

We have only limited experience in developing and commercializing the Liners, and there is limited information available concerning the potential performance or market acceptance of the Liners in China. There can be no assurance that unanticipated expenses or problems will not occur which would result in material delays in commercialization of our products or that our efforts will result in successful commercialization.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our operations and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We believe that we will require additional financing in order to proceed beyond the first three months of our business plan and to pay the fees and expenses necessary to become and operate as a public company. Although we plan to obtain additional financing, we currently do not have any arrangements for further financing. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Our future is dependent upon our ability to obtain financing.

Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, you may lose your entire investment.

The continued growth of our business will require additional funding from time to time which would be used for general corporate purposes. General corporate purposes may include acquisitions, investments, repayment of debt, capital expenditures, repurchase of our capital stock and any other purposes that we may specify in any prospectus supplement. Obtaining additional funding would be subject to a number of factors including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we do not obtain the financing we need, our business could fail and investors could lose their entire investment.

The terms of any future financing may adversely affect your interest as stockholder and dilute your interest in our company, which may reduce the value of your investment.

We will require additional financing in the future. We may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in the Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of certain securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any further issuance of our securities may dilute your interest in our company, which may reduce the value of your investment.

We could lose our competitive advantages if we are not able to protect any intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Although the Liner product has been patented in the People’s Republic of China by the inventor and we have a license to that patent, we may not be able to completely protect our proprietary rights against possible infringement, which could cause us to lose our competitive advantage and negatively impact our business and operations. Our efforts to protect our intellectual property rights could be time-consuming and costly and we sill might not be successful in protecting them. The potential expense and loss of competitiveness related to our intellectual property could cause our business to remain unprofitable and eventually cause us to go out of business.

We may face regulatory difficulties for our products, which may cause us to slow down or cease our operations

The manufacturing and sale of the health care products of the Liners in the People’s Republic of China are subject to potential regulations of the federal State Food and Drug Administration and local State Food and Drug Administration offices within the provincial government. The bureaucracy and corruption that are often seen in the bureaucratic procedures in China may have adverse effects on our operation and financial conditions.

Although we have two independent consultants who are working on these licenses and authorizations on behalf of our company, we have no assurance that we will get theses licenses and authorizations successfully.

The uncertain nature of the business legal environment in the People’s Republic of China and our industry may prove to make our company vulnerable to local government agencies who have persistent bureaucratic power over manufacturers, distributors, retailers and other parties who may wish to do business with us. If companies are prevented from doing business with us in China, then we will go out of business and investors will lose all of their investment in our company.

Our Bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties

Our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought for breach of a director’s duties to us or to our stockholders except in certain limited circumstances. In addition, our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. Our Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage investors or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

If we are unable to hire and retain the qualified personnel, our business will likely be adversely affected and we could be forced to cease operations.

Our future success will also depend on our ability to attract, retain and motivate highly qualified personnel, especially sales, marketing and customer support employees, in the future. Because of the rapid growth of the economy in China, competition for qualified personnel is intense. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations. If these effects are significant, they may cause us to go out of business.

Because our sole director and officer controls a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval and their investments may decline in value.

Our sole officer and director, in the aggregate, beneficially own approximately 73.57% of issued and outstanding shares of our common stock. As a result, she has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, investors may lose some or all of the value of their investment in our common stock.

RISKS RELATING TO OUR BUSINESS

Our success depends upon the development of China’s health care products industry and if that industry stagnates, we may go out of business.

China is currently the world’s most populous country and one of the largest producers and consumers of health care products. The health care industry in China has been under tight state and provincial government controls until recent years, when the government controls appear to have become less cumbersome. However, the health care industry in China is stagnating, especially where it concerns research, development and the production of supplies and devices arguably due to immature regulatory policies, local protectionist activities and a shortage of state and provincial funding. Despite the Chinese government’s continued emphasis on industry self-sufficiency, the industry continues to be impeded by inadequate research and development facilities, a lack of innovative product lines due to long history of practice of free-copying of foreign intellectual properties and a lack of financial and political incentives to attract talented persons into the industry. Since we will rely on the local facilities and our subsidiary to manufacture and market the products, and since our potential customer are mainly hospitals and clinics and pharmacies chains, which are largely state owned, our ability to increase sales and revenues may be delayed and hindered by any of these factors and we may go out of business.

Our promotional and marketing efforts may not result in generation of substantial revenue, which may cause our business to fail and cause investors to lose their entire investment.

If our promotional and marketing efforts do not attract customers, then we will not generate any revenue. We intend to target customers that will need our services. If we do not attract customers through our promotional and marketing efforts, then it is likely that our business will fail and cause investors to lose their entire investment.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

The Economic Policies of the People’s Republic of Change Could Affect our Business. If the economic policies of China hamper our ability to carry on business and earn revenues, we may be forced to abandon our business plan and may have to cease our operations.

Substantially all of our revenue will be derived from operations in the People’s Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic of China. Our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of the People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to expand our business and/or operations internationally. The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions the Company may consummate in the future.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2006, the exchange rate between the Renminbi Yuan and the United States dollar was 7.872 Renminbi Yuan to every one United States dollar.

We may face obstacles from the communist system and Political, Judicial and/or Ministerial Corruption in the People’s Republic of China and may have to cease operations.

Foreign companies conducting operations in the People’s Republic of China face significant political, economic and legal risks. The Communist regime in the People’s Republic of China, including a cumbersome bureaucracy, may hinder Western investment. We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China and may have to cease operations.

Another obstacle to foreign investment in the People’s Republic of China is corruption. We may face judicial and ministerial corruption in the People’s Republic of China. There is no assurance that we will be able to obtain recourse, if desired, through the People’s Republic of China’s poorly developed and sometimes corrupt judicial systems. In addition, many of the regulatory and business authorities with whom we normally conduct our business, are state employees or affiliated state-enterprise employees. These officials may engage in corrupt activities which may negatively impact our ability to conduct business.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China. This may cause our business operations to suffer and investors could lose their investments in our company.

The People’s Republic of China, officially and generally, has not adopted a Western style of management and financial reporting concepts and practices, or modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. This may cause our business operations to suffer and investors could lose their investments in our company.

The Company may not be able to obtain regulatory approvals for its products, which would cause us to cease operations.

The Federal State Food and Drug Administration and local State Food and Drug Administration offices within the provincial and municipal governments regulate the manufacture and sale of health care products in the People’s Republic of China. Although the Company is not currently subject to direct federal, state, or local regulation in the People of Republic of China other than regulations applicable to businesses generally, it may be regulated by the Federal State Food and Drug Administration and local State Food and Drug Administration offices at the provincial government after our products becoming popular in China. At that time, our operations will cease if we are not able to obtain regulatory approvals for our products from the Federal State Food and Drug Administration and each of the local State Food and Drug Administration offices.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2006 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2006 approximate their carrying values.

Employees

As of December 31, 2006, we have no full time employees except our principal. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting the Company for overseas production and marketing management, business development in China.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended December 31, 2006 and for the Period from July 1, 2005 (Date of Inception) to December 31, 2006

Since our inception on July 1, 2005 to December 31, 2006, we have only generated revenues of $73,343. For the three months ended December 31, 2006 we incurred a net loss of $40,594, compared to a net loss of $29,395 for the three months ended December 31, 2005. From July 1, 2005 (Date of Inception) to December 31, 2006, we incurred a net loss of $80,064. Our net loss per share was nil for the three months ended December 31, 2006 and nil for the period from July 1, 2005 (Date of Inception) to December 31, 2006.

Our total operating expenses were $40,594 for the three months ended December 31, 2006, compared to $29,400 for the same period ended December 31, 2005, an increase of approximately $11,194 resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to December 31, 2006, we incurred total operating expenses of $131,890.

Our consulting fees of $22,041 for the three months ended December 31, 2006 consisted of amounts paid to three independent consultants, compared to $14,954 consisted of amounts paid to two independent consultants for the same period ended December 31, 2005. From July 1, 2005 (Date of Inception) to December 31, 2006, our consulting fees were $92,899.

Our general and administrative fees for the three months ended December 31, 2006 were $16,928, compared to $3,748 for the same period ended December 31, 2005. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies. The increase of approximately $13,180 primarily resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to December 31, 2006, we incurred general and administrative expenses of $23,249.

Results of Operations for the Six Months ended December 31, 2006 and for the Period from July 1, 2005 (Date of Inception) to December 31, 2006

For the six months ended December 31, 2006 we incurred a net loss of $50,820, compared to a net loss of $49,483 for the six months ended December 31, 2005. Our net loss per share was nil for the six months ended December 31, 2006 and $0.01 for the six months ended December 31, 2006.

Our total operating expenses were $50,820 for the six months ended December 31, 2006, consisted of $32,030 in consulting fees, $2,211 in travel and $16,579 in general and administrative fees. Our total expenses for the six months ended December 31, 2005 were $49,488 consisted of $33,933 in consulting fees, $4,796 in general and administrative fees and $10,759 in travel. Our consulting fees of $32,030 for the six months ended December 31, 2006 consisted of amounts paid to two independent consultants, compared to $33,933 for the same period ended December 31, 2005. Our general and administrative fees for the six months ended December 31, 2006 were $16,579, compared to $4,796 for the same period ended December 31, 2005. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies. The increase of approximately $11,783 resulted from an increase of professional fees including legal, accounting and auditing fees.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2006, we had a working capital surplus of $9,586 our deficit accumulated during the development stage was $80,064. For the period ended December 31, 2006, we had cash of $15,374. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

Audit Committee

The functions of the audit committee are currently carried out by our sole director. Our sole director has determined that we do not have a director that is an audit committee financial expert carrying out the duties of the audit committee. Our sole director has determined that the cost of hiring a financial expert to act as a director of our company and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Stock based Compensation

In December 2004, the Financial Accounting Standards Board (the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the company’s financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment awards that is ultimately expected to vest during the period. We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and our prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the risk free interest rate. The expected stock price volatility assumption was determined using historical volatility of our common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the fair value is amortized on a straight line basis.

We adopted SFAS 123R effective January 1, 2006, using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation. Also any unvested options, where compensation expense was amortized over the vesting period, and was previously disclosed in the notes to financial statements as pro-forma, shall now be expensed over the same amortization period.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. We do not currently have a stock option plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2005, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our software products, the continuing successful development of our computerized vision systems and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program and may not be able to meet our other obligations as they become due.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this quarterly report, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, we have made the following sales of unregistered securities. : On December 23, 2006, we issued 100,000 shares of common stock at $0.05 per share for services rendered to our company valued at $5,000. We issued these shares in an offshore transaction pursuant to pursuant to Rule 903 of Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang
10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang
10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2007 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.7(2)	Distribution Agreement dated January 16, 2007 between Golden Century Technologies Corporation and T- Ray Science, Inc.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.
(2)	Exhibit already on file - exhibit to our Form 8-K filed January 18, 2007.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: February 23, 2007	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)