Form 10QSB
period 2007-03-31
Golden Century Technologies CORP
filed 2007-05-15
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 13,593,000 Common shares, par value $0.0001, as at March 31, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [   ] No [X]

Golden Century Technologies Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report.

(i) Condensed Balance Sheets as at March 31, 2007 (unaudited) and June 30, 2006;

(ii) Condensed Statements of Operations (unaudited) for the three and nine months ended March 31, 2007 and 2006;

(iii) Condensed Statements of Cash Flows (unaudited) for the nine months ended March 31, 2007 and 2006; and

(iv) Notes to Condensed Financial Statements (unaudited) for the nine months ended March 31, 2007.

Golden Century Technologies Corporation
(A Development Stage Company)

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2007	2006
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	26,805	1,240
Prepaid expenses (Note 5(a))	11,000	4,489
Total Assets	37,805	5,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	7,300	3,235
Accrued liabilities	20,000	–
Deferred revenue	30,652	–
Due to a related party (Note 3)	11,549	5,088
Total Liabilities	69,501	8,323
Commitments (Notes 1 and 4)

Stockholders’ Deficit

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: nil shares	–	–

Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 13,593,000 shares (2006 - 12,833,000 shares)	1,359	1,283

Additional Paid-in Capital	88,291	50,367

Subscription receivable	–	(25,000)
Deficit Accumulated During the Development Stage	(121,346)	(29,244)
Total Stockholders’ Deficit	(31,696)	(2,594)
Total Liabilities and Stockholders’ Deficit	37,805	5,729

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (date	For the Three	For the Three	For the Nine	For the Nine
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue
Sales	73,343	-	56,451	-	73,343
Cost of sales	21,517	-	16,495	-	33,382

Gross Profit	51,826	-	39,956	-	39,961

Operating Expenses

Consulting	122,711	29,812	13,468	61,842	47,401
General and administrative expenses	33,532	10,283	572	26,862	5,368
Travel	16,929	1,187	–	3,398	10,759

Total Operating Expenses	173,172	41,282	14,040	92,102	63,528

Net Income (Loss)	(121,346)	(41,282)	25,916	(92,102)	(23,567)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		13,593,000	12,111,000	13,435,000	10,617,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(92,102)	(23,567)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock based compensation	27,000	10,000

Changes in operating assets and liabilities

Prepaid expenses	4,489	(8,568)
Accounts payable and accrued liabilities	24,065	22,070
Deferred revenue	30,652	-
Due to a related party	6,461	12,919

Net Cash Provided by Operating Activities	565	12,854

Financing Activities

Proceeds from sale of common stock	25,000	16,650

Net Cash Provided by Financing Activities	25,000	16,650

Increase in Cash	25,565	29,504

Cash – Beginning of Period	1,240	–

Cash – End of Period	26,805	29,504

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not generated significant revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2007, the Company has a working capital deficit of $31,696 and has accumulated losses of $121,346 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These interim unaudited financial statements for the period ended March 31, 2007 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

2)	Summary of Significant Accounting Principles (continued)

	e)	Financial Instruments/Concentrations

The fair value of financial instruments which include cash, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s production operations are in China and distribution operations are in Canada, and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. Revenues are concentrated from one major customer for the 9 month periods ended March 31, 2007 and March 31, 2006. The Company has two suppliers from which the company purchases 66% and 27% respectively of its purchases for the 9 month periods ended March 31, 2007 and March 31, 2006.

The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	f)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At March 31, 2007, the exchange rate for one Canadian dollar was $0.8655 USD. For the period from July 1, 2006 to March 31, 2007, the average exchange rate for one Canadian dollar was $0.87508 USD. At March 31, 2007, the exchange rate for one Chinese Renminbi was $0.1295 USD. For the period from July 1, 2006 to March 31, 2007, the average exchange rate for one Chinese Renminbi was $0.12733 USD. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

2)	Summary of Significant Accounting Principles (continued)

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

l)	Basic and Diluted Net Income (Loss) per Share

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

m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de- recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

The Company is indebted to the President of the Company for $11,549 (June 30, 2006 - $5,088), which is unsecured, non- interest bearing and is payable on demand.

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

4.	Commitments (continued)

c)

The Company entered into an agreement dated September 28, 2006 with Colo-Majic Liners, Inc. (Colo-Majic) to grant the Company a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. Refer to Note 4(e). The Company must pay the following license fees on a bi-annual basis:

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

e)

On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), granting T- Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

5.	Common Stock

	a)	On August 8, 2006, the Company issued 660,000 shares of common stock with a fair value of $33,000 for consulting services. At March 31, 2007, $11,000 is included in prepaid expenses.

	b)	On September 28, 2006, the Company received cash proceeds of $25,000 for stock subscriptions.

	c)	On December 23, 2006, the Company issued 100,000 shares of common stock with a fair value of $5,000 for consulting services.

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

Where we say "we", "us", "our", or "the Company", we mean Golden Century Technologies Corporation.

OVERVIEW

We are a Delaware Corporation established in July 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the “Liners) to Colo-Majic Liners, Inc. (the “Colo-Majic”) for its existing North American market and to manufacture, market and distribute the Liners in the People of Republic of China, Hong Kong, Macau, Taiwan and Middle East.

On October 30, 2005, we entered into an Agreement of Cooperation with Colo-Majic. Pursuant to the agreement, we will manufacture and supply 3,000,000 or more liners every eighteen months. The agreement is for a term of five years.

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

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to March 31, 2007, we have generated total revenues of only $73,343 and as of March 31, 2007, we have incurred an accumulated deficit of $121,346 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

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

We have received the second order from Colo-Majic to supply 3,000,000 Colo-Majic®Flushable Colostomy and Ostomy Pouch Liners to Colo-Majic for its North American Market which will generate revenues of approximately $80,000 and we expect it to be completed by the end of July, 2007;

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

DOMAIN NAMES

We hold a 100% interest in the domain name of www.gc-hightech.com

LICENSING AGREEMENT

Pursuant to the agreement between the Company and Colo-Majic dated September 28, 2006, Mr. Douglas Wolrich grants the Company the license and the sole exclusive and assignable right to use or cause to be used the Liner product in any manner and for any purpose to in any manner develop, maintain, manufacture, transport, distribute, market, sell, lease and/or license or sub-license the Liner product and to sell the same to the general public throughout China. The Company acknowledged that the within grant of the License is limited only to the purposes stated and does not constitute a grant of any right of ownership of intellectual property of the Liner product. This license expires on April 21, 2015. This license will continue until April 21, 2015 as long as the terms and conditions of this Licensing Agreement are being met.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of March 31, 2007, we have only generated revenues of $73,343, which was from our only customer and represented 100% of our total revenue. As at March 31, 2007, we had an accumulated deficit of $121,346 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of March 31, 2007, the exchange rate between the Renminbi Yuan and the United States dollar was 7.872 Renminbi Yuan to every one United States dollar.

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

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2007, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at March 31, 2007 approximate their carrying values.

Employees

As of March 31, 2007, we have no full time employees except our principal. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

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

Results of Operations for the Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006, and for the Period from July 1, 2005 (Date of Inception) to March 31, 2007

Since our inception on July 1, 2005 to March 31, 2007, we have only generated revenues of $73,343. For the three months ended March 31, 2007 we incurred a net loss of $41,282, compared to a net income of $25,916 for the three months ended March 31, 2006. Most of the difference in the net loss is attributable to a decrease in revenue and an increase in professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to March 31, 2007, we incurred a net loss of $121,346. Our net loss per share was nil for the three months ended March 31, 2007 and nil for the period from July 1, 2005 (Date of Inception) to March 31, 2007.

Our total operating expenses were $41,282 for the three months ended March 31, 2007, compared to $14,040 for the same period ended March 31, 2006, an increase of approximately $27,242 resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to March 31, 2007, we incurred total operating expenses of $173,172.

Our consulting fees of $29,812 for the three months ended March 31, 2007 consisted of amounts paid to two independent consultants, compared to $13,468 consisted of amounts paid to two independent consultants for the same period ended March 31, 2006. From July 1, 2005 (Date of Inception) to March 31, 2007, our consulting fees were $122,711.

Our general and administrative fees for the three months ended March 31, 2007 were $10,283, compared to $572 for the same period ended March 31, 2006. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies. The increase of approximately $9,711 primarily resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to March 31, 2007, we incurred general and administrative expenses of $33,532.

Results of Operations for the Nine Months ended March 31, 2007 Compared to the Nine Months ended March 31, 2006, and for the Period from July 1, 2005 (Date of Inception) to March 31, 2007

For the nine months ended March 31, 2007 we incurred a net loss of $92,102, compared to a net loss of $23,567 for the nine months ended March 31, 2006. Our net loss per share was 0.01 per share for the nine months ended March 31, 2007 and nil for the nine months ended March 31, 2006.

Our total operating expenses were $92,102 for the nine months ended March 31, 2007, consisted of $61,842 in consulting fees, $3,398 in travel for marketing and promotion of the liners and $26,862 in general and administrative expenses. Our total expenses for the nine months ended March 31, 2006 were $63,528 consisted of $47,401 in consulting fees, $5,368 in general and administrative expenses and $10,759 in travel for marketing and promotion the liners. Our consulting fees of $61,842 for the nine months ended March 31, 2007 consisted of amounts paid to two independent consultants, compared to $47,401 for the same period ended March 31, 2006. Our general and administrative fees for the nine months ended March 31, 2007 were $26,862, compared to $5,368 for the same period ended March 31, 2006. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies. The increase of approximately $21,494 resulted from an increase of professional fees including legal, accounting and auditing fees.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2007, we had a working capital deficit of $31,696, our deficit accumulated during the development stage was $121,346. For the period ended March 31, 2007, we had cash of $26,805. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended June 30, 2006, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On April 25, 2007, the Company has entered into Lock-Up agreements with Ms. Li Yang, Ms. Zhimei Yu, Mr. Xueming Yang, Mr. Jiyong Yang and Ms. Yunzhi Li regarding dribble out their shares for a period of two years, during the lockup period, they shall not sell exceed the greater of 1% of the issued and outstanding shares of GCTC’s common stock during any ninety-day period, including all sales of Shares within the preceding ninety days. The Form of the Lock-Up agreement is attached to this form as Exhibit 10.8.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang
10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang
10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2007 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.7(2)	Distribution Agreement dated January 16, 2007 between Golden Century Technologies Corporation and T- Ray Science, Inc.
10.8	Form of Lock-Up Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.
(2)	Exhibit already on file - exhibit to our Form 8-K filed January 18, 2007.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: May 14, 2007	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)