Form 10KSB
period 2007-06-30
Golden Century Technologies CORP
filed 2007-10-12
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 333-139620

GOLDEN CENTURY TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1027 Pandora Avenue
Victoria, BC Canada	V8V 3P6
(Address of principal executive offices)	(Zip Code)

(250) 413-3268
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ] No [ X ]

As of August 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was approximately $209,650.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 14,193,000 common shares issued and outstanding as at September 17, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

GOLDEN CENTURY TECHNOLOGIES CORPORATION
ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 5, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us” and “our” mean Golden Century Technologies Corporation.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a Delaware Corporation established in July 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and The Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the “Liners) to Colo-Majic Liners, Inc. (the “Colo-Majic”) for its existing North American market and to manufacture, market and distribute the Liners in the People of Republic of China, Hong Kong, Macau, Taiwan and The Middle East.

On October 30, 2005, we entered into an Agreement of Cooperation with Colo-Majic. Pursuant to the agreement, we will manufacture and supply 3,000,000 or more liners every eighteen months. The agreement is for a term of five years.

On September 28, 2006, we entered into a Licensing Agreement with Colo-Majic. Pursuant to the agreement, Colo-Majic granted us a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.

On January 15, 2007, we entered into a Licensing Agreement Amendment with Colo-Majic adding additional Territories of Hong Kong, Taiwan, Macau and The Middle East for the existing Licensing, Production and Distribution Agreement dated September 28, 2006.

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (the “T-Ray”), a Delaware corporation, regarding granting non-exclusive distribution rights to T-Ray to promote, sell and distribute the Flushable Colostomy and Ostomy Pouch Liners in the territories of The Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to June 30, 2007, we have generated total revenues of only $73,343 and as of June 30, 2007, we have incurred an accumulated deficit of $141,738 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue.

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

The curved-inward shape of the Liners on both sides cuts off the excessive material that otherwise would affect the connection tightness when applying on the inter-locking rims of the pouch components, as it is very precise in engineering and requires a snug fit at all times. That is to say, using a regular rectangular-shaped liner, for example, would require too much material to fit in between the inter-locking rims. The curved sealing lines on both sides, however, are designed to create two small areas where several pin holes can be punched to let the gas, but not the contents, travel through.

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

Research and Development

To date, we have not undertaken any research and development.

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

RISKS RELATED TO OUR COMPANY

We have a limited operating history and have only earned nominal revenue since inception. We have no suitable business history to which investors can refer in determining whether to invest in our company and we can provide no assurances that we will ever earn sufficient revenue to earn a profit. We may never have a profitable business and investors may lose all of their investment in our company.

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of June 30, 2007, we have only generated revenues of $73,343, which was from our only customer and represented 100% of our total revenue. As at June 30, 2007, we had an accumulated deficit of $141,738 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated September 26, 2007, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We believe that we will require additional financing in order to proceed beyond the first three months of our business plan and to pay the fees and expenses necessary to operate as a public company. Although we plan to obtain additional financing, we currently do not have any arrangements for further financing. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Our future is dependent upon our ability to obtain financing.

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

We will require additional financing in the future. We may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in the Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of certain securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any additional issuance of our securities may dilute your interest in our company, which may reduce the value of your investment.

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

Our future success will also depend on our ability to attract, retain and motivate highly qualified personnel, especially sales, marketing and customer support employees, in the future. Because of the rapid growth of the economy in China, competition for qualified personnel is intense. We cannot assure you that we will be able to retain our personnel or that we will be able to attract, assimilate or retain qualified personnel in the future. Our inability to hire and retain qualified personnel could have material adverse effects on our business, financial condition and results of operations. If these effects are significant, they may cause us to go out of business.

Because our sole director and officer controls a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval and their investments may decline in value.

Our sole officer and director, in the aggregate, beneficially own approximately 73.56% of issued and outstanding shares of our common stock. As a result, she has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. This control could result in management making decisions that are in its best interest and not in the best interest of the investors and investors could lose some or all of the value of their investment in our common stock.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi

Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2007, the exchange rate between the Renminbi Yuan and the United States dollar was 7.612 Renminbi Yuan to every one United States dollar.

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

The federal Food and Drug Administration and local Food and Drug Administration offices within the provincial and municipal governments regulate the manufacture and sale of health care products in the People’s Republic of China. Although the Company is not currently subject to direct federal, state, or local regulation in the People of Republic of China other than regulations applicable to businesses generally, it may be regulated by the Federal Food and Drug Administration and local Food and Drug Administration offices at the provincial government after our products becoming popular in China. At that time, our operations will cease if we are not able to obtain regulatory approvals for our products from the Federal Food and Drug Administration and each of the local Food and Drug Administration offices.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active public market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active public market for our common stock and such a market may not develop or be sustained. Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board; however, we cannot provide our investors with any assurance that that a public market will materialize for our common stock. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If a trading market for our common stock is established, then the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2007, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at June 30, 2007 approximate their carrying values.

Employees

As of June 30, 2007, we have no full time employees except our principal, Ms. Hong Yang. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting the Company for overseas production and marketing management, business development in China.

Item 2. Description of Property

Our executive and head office is located at Raincoast Business Center of 1027 Pandora Avenue, Victoria, B.C., Canada, which is a 6,000 square feet facility which provides our business with receptionist and secretarial services for CAD$24.95 per month and a 109 square feet meeting room, a 305 square feet boardroom and additional office services and space as required with an additional charges based on hourly rate. No debt has accrued on account of rent payments owed. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Transactions

Our common stock is quoted on the OTC Bulletin Board under the symbol “GCYT.” At the close of business on August 31, 2007, there were 14,193,000 shares of our common stock issued and outstanding. These shares were held by approximately thirty-five (35) shareholders of record. Hong Yang, our sole officer and director, held 10,000,000 shares (or 70.46%) of the outstanding common stock.

There is currently no active trading market for our common stock. As of September 17, 2007, there were no reported trades of our common stock in the public market. Therefore, there have been no high and low bid information for our common stock since our date of inception (July 1, 2005).

We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this annual report on Form 10-KSB, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common stock.

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock.

Dividends

We have not paid any cash dividends on our common stock since the inception of our company on July 1, 2005 and we do not anticipate paying any cash dividends to our shareholders in the foreseeable future. Our current policy is to retain earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and any other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

On August 8, 2006, we issued 660,000 shares of common stock with a fair value of $33,000 for consulting services.

On December 23, 2006, we issued 100,000 shares of common stock with a fair value of $5,000 for consulting services.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 5 of this registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

From the date of our incorporation on July 1, 2005 to June 30, 2007, we have been a development stage company that has only generated revenues of $73,343, which was from our only customer and represented 100% of our total revenue.

Our operating expenses are classified primarily into three categories:

1. consulting fees, which consists primarily of consulting fees for the year. The amount incurred by us during the year ended June 30, 2007 was $77,590 compared to $60,869 for the year ended June 30, 2006. The increase in consulting fees resulted primarily from our increase in operational activities necessitating an increase in consulting services for the company;

2. general and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. The amount incurred by us during the year ended June 30, 2007 was $36,710 compared to $6,670 for the year ended June 30, 2006. The increase was primarily due to the increase in legal and audit fees as a result of our registering our shares with the SEC and becoming a public company; and,

3. travel, which cost us $3,491 during the year ended June 30, 2007, compared to $13,531 for the year ended June 30, 2006. The decrease is the result of our consultants living in China and not being required to travel in order to market our product.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “GCYT”. However, we cannot provide our investors with any assurance that an active public market will materialize for our common stock. As of September 17, 2007, there were no reported trades of our common stock in the public market.

We will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors. On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of “going public” will be approximately $25,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Results of Operations - Year ended June 30, 2007

As of June 30, 2007, we are a development stage company that from inception to June 30, 2007 and has only generated revenues of $73,343, which was from our only customer and represented 100% of our total revenue.

We incurred a net loss of $112,494 for the year ended June 30, 2007, compared to a net loss of $29,244 for the year ended June 30, 2006. The increase in the loss was primarily a result of our increased expenses for consulting fees and general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2007, our company had current assets of $23,452, including $13,738 in cash, compared to current assets of $5,729, including $1,240 in cash, for the year ended June 30, 2006.

As of June 30, 2007, we had working capital deficit of $52,088 compared to working capital deficit of $2,594 as of June 30, 2006. The $49,494 increase in the deficit was primarily due to increases in our accounts payable, accrued liabilities and deferred revenue.

We did not generate any revenue in the year ended June 30, 2007 and we generated revenues of $73,343 since inception to June 30, 2006. We have incurred a net loss of $141,738 from inception (July 1, 2005) to June 30, 2007.

As at June 30, 2007, our total current liabilities increased to $75,540 from $8,323 at June 30, 2006, primarily reflecting increases in our accounts payable, accrued liabilities and deferred revenue.

On August 10, 2007, we completed delivery of our second order of the Liners to Colo-Majic Liners and received gross revenues of $90,000.

Plan of Operation

Capital Resource Requirements

We do not expect to make any significant changes in our number of employees over the next twelve months.

We do not expect any significant sale or purchase of plant or equipment over the next twelve months.

We expect to spend approximately $20,000 to $50,000 on research or development over the next twelve months to improve our current product, the Liners, and possibly to find or develop new products that our company might offer.

We expect to be able to satisfy our minimum cash requirements for the next four months. However, our capital requirements relating to the manufacturing and marketing of our products will continue to be significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate that we will require approximately $250,000 to $500,000 in additional financing for the next twelve months to be used as follows:

Operating expenditures
Marketing	$100,000	-	$200,000
General and Administrative	$80,000	-	$100,000
Research and Development	$20,000	-	$50,000
Working capital	$50,000	-	$150,000

Total	$250,000	-	$500,000

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

To raise the additional funds that we will require, we intend to sell additional shares of our common stock or through borrowing the money. There can be no assurance that we will be able to raise the funds necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to significantly curtail or cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Item 7. Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Golden Century Technologies Corporation
(A Development Stage Company)
June 30, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Golden Century Technologies Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Golden Century Technologies Corporation (A Development Stage Company) as of June 30, 2007 and 2006, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Century Technologies Corp. (A Development Stage Company) as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 26, 2007

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	13,738	1,240
Prepaid expenses (Note 5(b))	9,714	4,489
Total Assets	23,452	5,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	8,409	3,235
Accrued liabilities (Note 4(a))	27,500	–
Deferred revenue	28,212	–
Due to a related party (Note 3)	11,419	5,088
Total Liabilities	75,540	8,323
Contingencies and Commitments (Notes 1 and 4)
Nature of Operations and Basis of Presentation (Note 1)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: nil shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 13,593,000 shares (2006 - 12,833,000 shares)	1,359	1,283
Additional Paid-in Capital	88,291	50,367
Subscription receivable	–	(25,000)
Deficit Accumulated During the Development Stage	(141,738)	(29,244)
Total Stockholders’ Deficit	(52,088)	(2,594)
Total Liabilities and Stockholders’ Deficit	23,452	5,729

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	July 1, 2005 (Date	For the	For the
	of Inception) to	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$
Revenue
Sales	73,343	–	73,343
Cost of sales	(21,517)	–	(21,517)
Gross Profit	51,826	–	51,826

Operating Expenses
Consulting	138,459	77,590	60,869
General and administrative expenses	43,380	36,710	6,670
Travel	17,022	3,491	13,531
Total Operating Expenses	198,861	117,791	81,070
Loss from Operations	(147,035)	(117,791)	(29,244)
Other Income	5,297	5,297	–
Net Loss	(141,738)	(112,494)	(29,244)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		13,474,000	11,240,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	July 1, 2005(Date	For the	For the
	of Inception) to	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss for the year	(141,738)	(112,494)	(29,244)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	45,250	35,250	10,000
Changes in operating assets and liabilities
Prepaid expenses	(6,964)	(2,475)	(4,489)
Accounts payable and accrued liabilities	35,909	32,674	3,235
Deferred revenue	28,212	28,212	–
Due to a related party	11,419	6,331	5,088
Net Cash Provided by Operating Activities	(27,912)	(12,502)	(15,410)
Financing Activities
Proceeds from sale of common stock	41,650	25,000	16,650
Net Cash Provided by Financing Activities	41,650	25,000	16,650
Increase in Cash	13,738	12,498	1,240
Cash – Beginning of the Year	–	1,240	–
Cash – End of the Year	13,738	13,738	1,240

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Technologies Corporation
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 1, 2005 (Date of Inception) to June 30, 2007
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$

Balance – July 1, 2005
(Date of Inception)	–	–	–	–	–	–

Issuance of common shares
for services at $0.001/share	10,000,000	1,000	9,000	–	–	10,000

Issuance of common shares
for cash at $0.05/share	333,000	33	16,617	–	–	16,650

Common stock subscribed at
$.01 per share	2,500,000	250	24,750	(25,000)	–	–

Net loss for the period	–	–	–	–	(29,244)	(29,244)

Balance – June 30, 2006	12,833,000	1,283	50,367	(25,000)	(29,244)	(2,594)

Issuance of common shares
for services at $0.05/share	660,000	66	32,934	–	–	33,000

Subscriptions received	–	–	–	25,000	–	25,000

Issuance of common shares
for services at $0.05/share	100,000	10	4,990	–	–	5,000

Net loss for the year	–	–	–	–	(114,934)	(114,934)

Balance – June 30, 2007	13,593,000	1,359	88,291	–	(144,178)	(54,528)

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not generated significant revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2007, the Company has a working capital deficit of $52,088 and has accumulated losses of $141,738 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that it will require additional financing of approximately $250,000 to $500,000 over the next twelve months for production of the Liner products, marketing campaigns and administrative costs. The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective January 11, 2007, to register 2,833,000 shares of common stock for sale by the existing shareholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

The Company was incorporated in the State of Delaware on July 1, 2005. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	d)	Financial Instruments/Concentrations

The fair value of financial instruments which include cash, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s production operations are in China and distribution operations are in Canada, and virtually all of its assets and liabilities are, giving rise to market risks from changes in foreign currency rates. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. Revenues and deferred revenue are concentrated from one major customer for the year ended June 30, 2007 and 2006. The Company has two suppliers from which the company purchased 66% and 27% respectively of its purchases for the year ended June 30, 2006.

The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	e)	Long-lived Assets

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

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Income Taxes

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

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At June 30, 2007, the exchange rate for one Canadian dollar was $0.9443 USD. For the period from July 1, 2006 to June 30, 2007, the average exchange rate for one Canadian dollar was $0.88379 USD. At June 30, 2007, the exchange rate for one Chinese Renminbi was $0.1315 USD. For the period from July 1, 2006 to June 30, 2007, the average exchange rate for one Chinese Renminbi was $0.12809 USD. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	i)	Revenue Recognition

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

	j)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	l)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

F–8

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recently Issued Accounting Pronouncements (continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Balances/Transactions

The Company is indebted to the President of the Company for expenses paid on behalf of the Company which total $11,419 (2006 - $5,088). The amount is unsecured, non-interest bearing and is payable on demand.

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005 for Cdn$33,000 and Cdn$30,000, respectively. The agreements were subsequently renewed for a further term of one year by delivery of 660,000 and 600,000 shares, respectively, of the Company’s common stock with a fair value of $0.05 per share. On August 8, 2006, 660,000 shares were issued to one of these consultants. The remaining 600,000 shares have been recorded in accrued liabilities and were issued subsequent to year end (Note 7).

b)

On October 30, 2005, the Company entered into an agreement with Colo-Majic Liners, Inc., a company that owns the registered trademark for the Liner products. The Company will manufacture and supply 3,000,000 or more plastic liners every eighteen months, and will also be the designated distributor of the Liner product in the Asian market. The agreement is for a term of five years.

c)

The Company entered into an agreement dated September 28, 2006 with Colo-Majic Liners, Inc. (Colo- Majic) to grant the Company a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The Company must pay the following license fees on a bi-annual basis:

		i)	$1.00 for each box of three hundred of the Liner products during the first two years;

		ii)	$2.00 for each box of three hundred of the Liner products during the third and fourth years;

		iii)	$3.00 for each box of three hundred of the Liner products during the fifth and sixth years, and thereafter until termination of the license agreement.

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

On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (“T- Ray”), granting T-Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

F–9

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007
(Expressed in U.S. dollars)

5.	Common Stock

	a)	On December 23, 2006, the Company issued 100,000 shares of common stock with a fair value of $5,000 for consulting services.

	b)	On August 8, 2006, the Company issued 660,000 shares of common stock with a fair value of $33,000 for consulting services. At June 30, 2007, $2,750 is included in prepaid expenses.

	c)	On January 16, 2006, the Company issued 2,500,000 shares of common stock at $0.01 per share for proceeds of $25,000, which was received on September 28, 2006.

	d)	On October 5, 2005, the Company issued 333,000 shares of common stock at $0.05 per share for cash proceeds of $16,650.

	e)	On July 5, 2005, the Company issued 10,000,000 shares of common stock with a fair value of $10,000 for management services provided by the President of the Company.

6.	Income Taxes

The Company has incurred total net operating losses of $139,100 since inception, which expire in 2027.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the period ended June 30, 2007 as a result of the following:

	2007	2006
	$	$
Income tax benefit computed at the statutory rate	39,373	10,235
Permanent differences	(243)	(680)
Change in valuation allowance	(39,130)	(9,555)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2007, after applying enacted corporate income tax rates, are as follows:

	2007	2006
	$	$
Deferred income tax assets
Net operating loss carried forward	48,685	9,555
Valuation allowance	(48,685)	(9,555)
Net deferred income tax asset	–	–

7.	Subsequent Event

On August 1, 2007, the Company issued 600,000 shares of common stock with a fair value of $30,000 for consulting services.

F–10

Item 8. Changes in Registrant’s Certifying Accountant

Manning Elliott LLP, Certified Public Accountants, has been engaged as our principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and president (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), Hong Yang. Based upon that evaluation, our chief executive officer and president (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

Our directors hold office until the next annual meeting of the stockholders or until her successor has been elected and qualified. The officers of our company are appointed by our directors and hold office until their death, resignation or removal from office. As of December 20, 2006, our sole director and executive officer, her age, positions held, and date first elected or appointed are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hong Yang	President, Treasurer, Secretary and Sole Director	36	July 2005

Business Experience

Hong Yang

Ms. Hong Yang has been the President, Treasurer, Secretary and sole director of Golden Century Technologies Corporation since July 1, 2005 (inception of the Company) and is the original founder of the Company. She has served as the executive assistant to the Deputy General Manager and also a business manager in a multi-million dollar and multinational corporation named GPX/GPC Footwear Factory, Ltd., a subsidiary of Derise Group, Inc. (Public Company listed in Hong Kong Stock Exchange) for over five years. She has also served as marketing manager in the Forest Flooring Factory, Ltd., a subsidiary of Baoan Group, Inc. (Public Company listed in the

Shenzhen Stock Exchange of China), for about two years. She has had professional training in both project management and production management from the Whitworth College in the United States of America. For the last five years, her focus has been in the professional training and business development in the health care industry in China.

Involvement in Certain Legal Proceedings

Our sole director, executive officer and control person has not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Committees of the Board

All proceedings of the board of directors for the year ended June 30, 2007 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director. We currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Hong Yang, at the address appearing on the first page of this prospectus.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation

No executive officer of our company received an annual salary and bonus during the period from inception on July 1, 2005 to June 30, 2007.

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2007.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended June 30, 2007:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended June 30, 2007; and,

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we may collectively refer to as the named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options granted	Option Awards ($)(5)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Hong Yang, President, Treasurer, Secretary and Sole Director	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no written employment or consulting agreements between our company and any of our directors and executive officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Options and Stock Appreciation Rights

From the date of inception July 1, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.

On or about July 5, 2005, the Company approved the issuance of 10,000,000 shares of its common stock to Hong Yang for services rendered in the amount of $10,000. The terms of this transaction were determined by the Board of Directors.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Stock Option Grants

We have not granted any stock options to the executive officers or directors from inception through June 30, 2007.

Stock Option Plan

As of the date of this annual report on Form 10-KSB, we have not adopted a stock option plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hong Yang	Nil	Nil	Nil	--	--	Nil	Nil	Nil	Nil

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

The sole director, Hong Yang provides management services and office premises to our company. We have no written agreement with Ms. Yang for the provision of services or her compensation and she is not compensated for her services.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting the Company for overseas production and marketing management, business development in China.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Director’s Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Granted	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Hong Yang	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Family Relationships

None of the directors or officers of our company are related by blood or marriage.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth, as of June 30, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Hong Yang 1027 Pandora Avenue, Victoria, BC V8V 3P6 Canada	10,000,000(3)	73.56%
Total (directors and officers as a group)	10,000,000	73.56%

(1)

Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2007.

(2)	Based on 14,193,000 shares outstanding as of September 17, 2007.

(3)	Of these, 10,000,000 are held directly by Hong Yang.

Item 12. Certain Relationships And Related Transactions, Director Independence

There has been no transaction, nor is there any currently proposed transaction, since the beginning of the year June 30, 2007, in which the small business issuer was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

The promoter of our company is our sole director and officer.

Corporate Governance

We currently act with one (1) director, Hong Yang.

Committees of the Board

All proceedings of our board of directors for the year ended June 30, 2007 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report on Form 10-KSB.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

Item Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on December 22, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)
(10)	Material Contracts
10.1

Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.2

Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.3

Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.(incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.4

Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Mo You Yu (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.5

Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.6

Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.(incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.7	Amended Licensing Agreement dated January 15, 2007 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc. (incorporated by reference from our Form 8-K filed on January 18, 2007)
10.8	Distribution Agreement dated January 16, 2007 between Golden Century Technologies Corporation and T-Ray Science, Inc. (incorporated by reference from our Form 8-K filed on January 18, 2007)
(23)	Consents of Experts & Counsel
23.1*	Consent of Independent Auditor (Consent of Manning Elliott LLP, Chartered Accountants)
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Item 14. Principal Accountant Fees And Services Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended June 30, 2007 and June 30, 2006:

Services	2007	2006
Audit fees	$13,376	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$13,376	Nil

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliott LLP for the fiscal years ended June 30, 2007 and June 30, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Manning Elliott LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our sole director); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN CENTURY TECHNOLOGIES CORPORATION

By:	/s/ Hong Yang
Hong Yang, Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 12, 2007