Form 10QSB
period 2007-09-30
Golden Century Technologies CORP
filed 2007-11-14
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,193,000 Common shares, par value $0.0001, as at September 30, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [   ]   No [X]

Golden Century Technologies Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report.

(i) Condensed Balance Sheets as at September 30, 2007 (unaudited) and June 30, 2007;

(ii) Condensed Statements of Operations (unaudited) for the three months ended September 30, 2007 and 2006 and for the period from inception (July 1, 2005) to September 30, 2007;

(iii) Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 2007 and 2006; and

(iv) Notes to Condensed Financial Statements (unaudited) for the three months ended September 30, 2007.

Golden Century Technologies Corporation
(A Development Stage Company)

September 30, 2007

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	September 30,	June 30,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	13,442	13,738
Other receivable	517	–
Prepaid expenses (Note 4(a))	22,000	9,714
Total Assets	35,959	23,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,528	8,409
Accrued liabilities	11,731	27,500
Deferred revenue	–	28,212
Due to a related party (Note 3)	7,798	11,419
Total Liabilities	21,057	75,540
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,193,000 shares (June 30, 2007 - 13,593,000 shares)	1,419	1,359
Additional Paid-in Capital	118,231	88,291
Deficit Accumulated During the Development Stage	(104,748)	(141,738)
Total Stockholders’ Equity (Deficit)	14,902	(52,088)
Total Liabilities and Stockholders’ Equity (Deficit)	35,959	23,452

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$
Revenue
Sales	164,502	91,159	–
Cost of sales	(48,798)	(27,281)	–
Gross Profit	115,704	63,878	–

Operating Expenses
Consulting	154,209	15,750	9,989
General and administrative expenses	52,832	9,452	(349)
Travel	18,708	1,686	586
Total Operating Expenses	225,749	26,888	10,226
Income (Loss) from Operations	(110,045)	36,990	(10,226)
Other Income	5,297	–	–
Net Income (Loss)	(104,748)	36,990	(10,226)

Net Income (Loss) Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		13,984,000	13,213,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

(The accompanying notes are an integral part of these financial statements)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
	$	$
Operating Activities
Net income (loss) for the period	36,990	(10,226)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	2,500	5,500
Changes in operating assets and liabilities
Other receivable	(517)	–
Prepaid expenses	(12,286)	4,489
Accounts payable and accrued liabilities	4,850	94
Deferred revenue	(28,212)	–
Due to a related party	(3,621)	806
Net Cash (Used) Provided by Operating Activities	(296)	663
Financing Activities
Proceeds from sale of common stock	–	25,000
Net Cash Provided by Financing Activities	–	25,000
Increase (decrease) in Cash	(296)	25,663
Cash – Beginning of the Period	13,738	1,240
Cash – End of the Period	13,442	26,903

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non Cash Financing
Common Shares issued to settle debt	27,500	-

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(Unaudited)

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

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not generated significant revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2007, the Company has working capital of $14,902 and has accumulated losses of $104,748 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that it will require additional financing of approximately $250,000 to $500,000 over the next twelve months for production of the Liner products, marketing campaigns and administrative costs.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

The Company was incorporated in the State of Delaware on July 1, 2005. These interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

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

	c)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10- KSB filed on October 12, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2007, and the results of its operations and cash flows for the three months ended September 30, 2007 and 2006. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

F–4

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	e)	Financial Instruments/Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s production operations are in China and distribution operations are in Canada, and virtually all of its assets and liabilities are, giving rise to market risks from changes in foreign currency rates. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. Revenues are concentrated from one major customer for the three-month period ended September 30, 2007. The Company has two suppliers from which the Company purchased 100% and nil% respectively of its purchases for the three-month periods ended September 30, 2007 and 2006.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At September 30, 2007, the exchange rate for one Canadian dollar was $1.0081 USD. For the period from July 1, 2007 to September 30, 2007, the average exchange rate for one Canadian dollar was $0.95576 USD. At September 30, 2007, the exchange rate for one Chinese Renminbi was $0.1334 USD. For the period from July 1, 2007 to September 30, 2007, the average exchange rate for one Chinese Renminbi was $0.1325 USD. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

F–5

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	j)	Revenue Recognition

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

	m)	Recently Issued Accounting Pronouncements

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

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Related Party Balances/Transactions

The Company is indebted to the President of the Company for expenses paid on behalf of the Company which total $7,798 (June 2007 - $11,419). The amount is unsecured, non-interest bearing and is payable on demand.

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2007, the agreements were renewed for a further term of one year at US$33,000 and US$30,000, respectively. A total of $22,000 is included as prepaid expense to the first consultant, and $7,500 is included in accrued liabilities for the other consultant.

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

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(Unaudited)

4.	Commitments (continued)

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

On August 1, 2007, the Company issued 600,000 shares of common stock with a fair value of $30,000 for consulting services of which $27,500 was incurred in the prior period and was included in accrued liabilities.

F–8

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

Where we say "we", "us", "our" or "the Company", we mean Golden Century Technologies Corporation.

OVERVIEW

We are a Delaware Corporation established on July 1, 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the “Liners) to Colo-Majic Liners, Inc. (the “Colo-Majic”) for its existing North American market and to manufacture, market and distribute the Liners in the People of Republic of China, Hong Kong, Macau, Taiwan and Middle East.

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

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), a Delaware corporation, regarding granting non-exclusive distribution right to T-Ray to promote, sell and distribute the Flushable Colostomy and Ostomy Pouch Liners in the territories of Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to September 30, 2007, we have generated total revenues of only $164,502 but as of September 30, 2007, we have incurred total operating expenses of $225,749 and an accumulated deficit of $104,748 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

The Liners increase the number of times a pouch can be used and fully takes advantages of the existing merits of the pouch system, for example, the hold capability, comfort of wear and the seamless connection of the two pieces of the pouch system, which are the wafer and the pouch.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of September 30, 2007, we have only generated revenues of $164,502, which was from our only customer and represented 100% of our total revenue. As at September 30, 2007, we had an accumulated deficit of $104,748 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Our future is dependent upon our ability to obtain financing. There is no assurance that we will operate profitably or will generate positive cash flow in the future. We believe that we will require additional financing in order to proceed beyond the first three months of our business plan and to pay the fees and expenses necessary to become and operate as a public company. Although we plan to obtain additional financing, we currently do not have any arrangements for further financing. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.

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

We may face regulatory difficulties for our products, which may cause us to slow down or cease our operations

The manufacturing and sale of the health care products of the Liners in the People’s Republic of China are subject to potential regulations of the federal Food and Drug Administration and provincial Food and Drug Administration. The bureaucracy and corruption that are often seen in bureaucratic procedures in China may have adverse effects on our operation and financial conditions.

Although we have two independent consultants who are working on the required licenses and authorizations on behalf of our company, we have no assurance that we will get theses licenses and authorizations successfully.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2007, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.1334 United States dollar.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2007, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at September 30, 2007 approximate their carrying values.

Employees

As of September 30, 2007, we have no full time employees except our principal. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting the Company for overseas production and marketing management and business development in China.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006, and for the Period from July 1, 2005 (Date of Inception) to September 30, 2007

Since our inception on July 1, 2005 to September 30, 2007, we have only generated revenues of $164,502. For the three months ended September 30, 2007 we incurred a net income of $36,990 compared to a net loss of $10,226 for the three months ended September 30, 2006. Most of the increase in the net income is the result of the revenue we earned from the second order of liners that we supplied during the period. From July 1, 2005 (Date of Inception) to September 30, 2007, we incurred a net loss of $104,748. Our net loss per share was nil for the three months ended September 30, 2007, nil for the three months ended September 30, 2006 and nil for the period from July 1, 2005 (Date of Inception) to September 30, 2007.

Our total operating expenses were $26,888 for the three months ended September 30, 2007, compared to $10,226 for the same period ended September 30, 2006, an increase of approximately $16,662 resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to September 30, 2007, we incurred total operating expenses of $225,749.

Our consulting fees of 15,750 for the three months ended September 30, 2007 consisted of amounts paid to two independent consultants, compared to $9,989 consisted of amounts paid to two independent consultants for the same period ended September 30, 2006. From July 1, 2005 (Date of Inception) to September 30, 2007, our consulting fees were $154,209.

Our general and administrative fees for the three months ended September 30, 2007 were $9,452, compared to a gain of $349 for the same period ended September 30, 2006 due to the exchange rate gain for the period. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $9,801 primarily resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to September 30, 2007, we incurred general and administrative expenses of $52,832.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2007, we had a working capital of $14,902, our deficit accumulated during the development stage was $104,748. For the period ended September 30, 2007, we had cash of $13,442. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we have made the following sales of unregistered securities. :

On August 1, 2007, we issued 600,000 shares of common stock at $0.05 per share for services rendered to our company valued at $30,000. We issued these shares in an offshore transaction pursuant to pursuant to Rule 903 of Regulation S of the Securities Act of 1933.

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

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: November 14, 2007	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)