Form 10QSB
period 2007-12-31
Golden Century Technologies CORP
filed 2008-02-14
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to ___________________

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

Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,193,000 Common shares, par value $0.0001, as at December 31, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ x ]

Golden Century Technologies Corporation
(A Development Stage Company)

December 31, 2007

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	13,560	13,738
Other receivable	1,076	–
Prepaid expenses (Note 4(a))	13,750	9,714
Total Assets	28,386	23,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	22,045	8,409
Accrued liabilities (Note 4(a))	12,882	27,500
Deferred revenue	–	28,212
Due to a related party (Note 3)	9,508	11,419
Total Liabilities	44,435	75,540
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued and outstanding: 14,193,000 and 13,593,000 shares,	1,419	1,359
respectively
Additional Paid-in Capital	118,231	88,291
Deficit Accumulated During the Development Stage	(135,699)	(141,738)
Total Stockholders’ Deficit	(16,049)	(52,088)
Total Liabilities and Stockholders’ Deficit	28,386	23,452

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three	For the Six	For the Six
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Sales	164,502	–	–	91,159	–
Cost of sales	48,798	–	–	27,281	–
Gross Profit	115,704	–	–	63,878	–
Operating Expenses
Consulting	169,959	15,750	22,041	31,500	32,030
General and administrative	67,792	14,960	16,928	24,412	16,579
Travel	18,949	241	1,625	1,927	2,211
Total Operating Expenses	256,700	30,951	40,594	57,839	50,820
Income (Loss) from Operations	(140,996)	(30,951)	(40,594)	6,039	(50,820)
Other Income	5,297	–	–	–	–
Net Income (Loss)	(135,699)	(30,951)	(40,594)	6,039	(50,820)

Net Income (Loss) Per Share – Basic and
Diluted		–	–	–	–

Weighted Average Shares Outstanding		14,193,000	13,502,000	14,089,000	13,357,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2007	2006
	$	$
Operating Activities
Net income (loss) for the period	6,039	(50,820)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	2,500	15,040
Changes in operating assets and liabilities
Other receivable	(1,076)	–
Prepaid expenses	(4,036)	4,489
Accounts payable	13,636	16,000
Accrued liabilities	12,882	954
Deferred revenue	(28,212)	–
Due to a related party	(1,911)	3,471
Net Cash Used in Operating Activities	(178)	(10,886)
Financing Activities
Proceeds from sale of common stock	–	25,000
Net Cash Provided by Financing Activities	–	25,000
Increase (Decrease) in Cash	(178)	14,134
Cash – Beginning of the Period	13,738	1,240
Cash – End of the Period	13,560	15,374
Non-cash Investing and Financing Activities
Common shares issued to settle debt	27,500	–
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not generated significant revenue, has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2007, the Company has working capital deficit of $16,049 and has accumulated losses of $135,699 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that it will require additional financing of approximately $250,000 to $500,000 over the next twelve months for production of the Liner products, marketing campaigns and administrative costs.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10- KSB filed on October 12, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2007, and the results of its operations and cash flows for the six months ended December 31, 2007 and 2006. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

2.	Summary of Significant Accounting Principles (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	e)	Financial Instruments and Concentrations

Fair Values:

The fair values of financial instruments which include cash, other receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. During the six-month period ended December 31, 2007, 100% of revenue came from one customer. For the six-month periods ended December 31, 2007 and 2006, the Company has two suppliers from which the Company made purchases of 100% and nil%, respectively.

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian dollars and Chinese Renminbi and as such is subject to risk due fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange rate risk.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

2.	Summary of Significant Accounting Principles (continued)

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency transactions in Canadian dollars and Chinese Renminbi. As at December 31, 2007, the exchange rate for one Canadian dollar was $1.0194. For the period from July 1, 2007 to December 31, 2007, the average exchange rate for one Canadian dollar was $0.98843. As at December 31, 2007, the exchange rate for one Chinese Renminbi was $0.1371. For the period from July 1, 2007 to December 31, 2007, the average exchange rate for one Chinese Renminbi was $0.13359.

	i)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenues consist of sale of the plastic liners and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the products shipped, and collectibility is reasonably assured.

The Company continually monitors timely payments and assesses any collection issues regarding accounts receivable. Any significant customer accounts that are not expected to be collected are excluded from revenues.

	j)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	l)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

2.	Summary of Significant Accounting Principles (continued)

	l)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.	Related Party Transactions

As at December 31, 2007, the amount of $9,508 (June 30, 2007 - $11,419) is owed to the President of the Company for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2007, the agreements were renewed for a further term of one year at $33,000 and $30,000, respectively. As at December 31, 2007, a total of $13,750 is included as a prepaid expense to the first consultant and $12,500 is included in accrued liabilities for the other consultant.

b)

On October 30, 2005, the Company entered into an agreement with Colo-Majic, a company that owns the registered trademark for the Liner products. The Company will manufacture and supply 3,000,000 or more plastic liners every eighteen months, and will also be the designated distributor of the Liner product in the Asian market. The agreement is for a term of five years.

4.	Commitments (continued)

c)

On September 28, 2006, the Company entered into an agreement with Colo-Majic to grant the Company a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The Company must pay the following license fees on a bi- annual basis:

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

On August 1, 2007, the Company issued 600,000 shares of common stock at a fair value of $30,000 for consulting services rendered of which $27,500 was incurred in fiscal 2007 and included in accrued liabilities as at June 30, 2007.

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

Where we say "we", "us", "our" or "the Company", we mean Golden Century Technologies Corporation.

OVERVIEW

We are a Delaware Corporation established on July 1, 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the “Liners) to Colo-Majic Liners, Inc. (“Colo-Majic”) for its existing North American market and to manufacture, market and distribute the Liners in the People of Republic of China, Hong Kong, Macau, Taiwan and Middle East.

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

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), a Delaware corporation, regarding granting non-exclusive distribution right to T-Ray to promote, sell and distribute the Flushable Colostomy and Ostomy Pouch Liners in the territories of Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey. On January 16, 2008, the above mentioned Distribution Agreement expired. We decided to not renew the Distribution Agreement with T-Ray cause the minimum target for the first year of the Agreement, 1000 boxes of Liners, was not met.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to December 31, 2007, we have generated total revenues of only $164,502 but as of December 31, 2007, we have incurred total operating expenses of $256,700 and an accumulated deficit of $135,699 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Our strategic operating priorities for the next twelve months focus primarily on our goal of increasing our revenues. We intend to achieve this revenue growth as follows:

We intend to promote the Colo-Majic®Flushable Colostomy and Ostomy Pouch Liners throughout Mainland of China, Hong Kong, Macau and Taiwan;

We intend to expand our revenue sources outside Colo-Majic. We intend to pursue opportunities with other health care products.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. Since Inception (July 1, 2005) to December 31, 2007, we only generated revenue from sales of $164,502, which was from our only customer and represented 100% of our total revenue. From Inception (July 1, 2005) to December 31, 2007, our deficit accumulated during the development stage was $135,699. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2007, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.13359 United States dollar.

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

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2007, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2007 approximate their carrying values.

Employees

As of December 31, 2007, we have one part-time employee, Ms. Hong Yang, our President and sole director. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

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

Results of Operations for the Three Months ended December 31, 2007 Compared to Three Months ended December 31, 2006.

We did not generate any revenue during the three months ended December 31, 2007 or the comparable period. For the three months ended December 31, 2007 we incurred a net loss of $30,951 compared to a net loss of $40,594 for the three months ended December 31, 2006. Our net loss per share was $nil for the three months ended December 31, 2007, and $nil for the three months ended December 31, 2006.

Our total operating expenses were $30,951 for the three months ended December 31, 2007, compared to $40,594 for the same period ended December 31, 2006, a decrease of approximately $9,643 resulting from a decrease of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to December 31, 2007, we incurred total operating expenses of $256,700.

Our consulting fees of $15,750 for the three months ended December 31, 2007 consisted of amounts paid to two independent consultants, compared to $22,041 consisted of amounts paid to two independent consultants for the same period ended December 31, 2006. From July 1, 2005 (Date of Inception) to December 31, 2007, our consulting fees were $169,959.

Our general and administrative expenses for the three months ended December 31, 2007 were $14,960, compared to $16,928 for the same period ended December 31, 2006. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), courier and postage costs, web development and office supplies. The decrease of $1,968 primarily resulting in a decrease in professional fees including legal, accounting and auditing fees.

Results of Operations for the Six Months ended December 31, 2007 Compared to Six Months ended December 31, 2006.

We generated $91,159 in revenue during the six months ended December 31, 2007 compared to $nil in the comparable period. For the six months ended December 31, 2007 we generated net income of $6,039 compared to a net loss of $50,820 for the six months ended December 31, 2006. Most of the increase in the net income is the result of the revenue we earned from the second order of liners that we supplied during the period. Our net loss per share was $nil for the six months ended December 31, 2007, and $nil for the six months ended December 31, 2006.

Our total operating expenses were $57,839 for the six months ended December 31, 2007, compared to $50,820 for the same period ended December 31, 2006, an increase of approximately $7,019 resulting from an increase of administrative expenses for the second order of liners that we supplied during the period.

Our consulting fees of $31,500 for the six months ended December 31, 2007 consisted of amounts paid to two independent consultants, compared to $32,030 consisted of amounts paid to two independent consultants for the same period ended December 31, 2006.

Our general and administrative fees for the six months ended December 31, 2007 were $24,412, compared to $16,579 for the same period ended December 31, 2006. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), courier and postage costs, web development and office supplies. The increase of $7,833 primarily resulting from an increase in our professional fees and communication expenses for the second order of liners that we supplied during the period. .

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2007, we had a working capital deficit of $16,045 and our deficit accumulated during the development stage was $135,699. As at December 31, 2007, we had cash of $13,560. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

Certain Relationships and Related Party Transactions

We have not entered into or participated in any transactions or a series of similar transactions, wherein the amount involved exceeded $120,000 or one percent of our total assets at year end for the last three completed fiscal years, in which any of our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock , family members of these persons or any related person of our company had a direct or indirect material interest. .

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

Stock based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenues consist of sale of the plastic liners and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the products shipped, and collectibility is reasonably assured.

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

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended June 30, 2007, our independent registered public accounting firm included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our liner products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2007, we did not make any sales of unregistered securities.

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

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: February 14, 2008	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)