Form 10QSB
period 2008-03-31
Golden Century Technologies CORP
filed 2008-05-14
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ___________________

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,193,000 Common shares, par value $0.0001, as at March 31, 2008.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Golden Century Technologies Corporation
(A Development Stage Company)

March 31, 2008

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	4,774	13,738
Other receivable	1,284	–
Prepaid expenses (Note 4(a))	5,500	9,714
Total Assets	11,558	23,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	6,825	8,409
Accrued liabilities (Note 4(a))	20,000	27,500
Deferred revenue	–	28,212
Due to a related party (Note 3)	30,995	11,419
Total Liabilities	57,820	75,540
Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Deficit

Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–

Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,193,000 shares (June 30, 2007 - 13,593,000 shares)	1,419	1,359
Additional Paid-in Capital	118,231	88,291
Deficit Accumulated During the Development Stage	(165,912)	(141,738)
Total Stockholders’ Deficit	(46,262)	(52,088)
Total Liabilities and Stockholders’ Deficit	11,558	23,452

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	from
	July 1, 2005	For the	For the	For the	For the
	(Date of	Three Months	Three Months	Nine Months	Nine Months
	Inception) to	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Revenue
Sales	164,502	–	–	91,159	–
Cost of sales	(48,798)	–	–	(27,281)	–
Gross Profit	115,704	–	–	63,878	–

Operating Expenses
Consulting	185,709	15,750	29,812	47,250	61,842
General and administrative expenses	80,023	12,231	10,283	36,643	26,862
Travel	21,616	2,667	1,187	4,594	3,398
Total Operating Expenses	287,348	30,648	41,282	88,487	92,102
Loss from Operations	(171,644)	(30,648)	(41,282)	(24,609)	(92,102)
Other Income	5,732	435	–	435	–
Net Loss	(165,912)	(30,213)	(41,282)	(24,174)	(92,102)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		14,193,000	13,593,000	14,123,000	13,435,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(24,174)	(92,102)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	2,500	27,000
Changes in operating assets and liabilities
Other receivable	(1,284)	–
Prepaid expenses	4,214	4,489
Accounts payable and accrued liabilities	18,416	24,065
Deferred revenue	(28,212)	30,652
Due to a related party	19,576	6,461
Net Cash (Used) Provided by Operating Activities	(8,964)	565
Financing Activities
Proceeds from sale of common stock	–	25,000
Net Cash Provided by Financing Activities	–	25,000
(Decrease) Increase in Cash	(8,964)	25,565
Cash – Beginning of the Period	13,738	1,240
Cash – End of the Period	4,774	26,805
Non Cash Financing
Common Shares issued to settle debt	27,500	–
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008
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

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not generated significant revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2008, the Company has working capital deficit of $46,262 and has accumulated losses of $165,912 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed on October 12, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2008, and the results of its operations and cash flows for the nine months ended March 31, 2008 and 2007. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

F–4

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	e)	Financial Instruments and Concentrations

Fair Values:

The fair value of financial instruments which include cash, other receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. During the nine-month period ended March 31, 2008, 100% of revenue came from one customer. For the nine-month period ended March 31, 2008, the Company has two suppliers from which the Company made purchases of 100%.

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian and Chinese Renminbi and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign currency risk.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of transactions. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. As at March 31, 2008, the exchange rate for one Canadian dollar was $0.9783. For the period from July 1, 2007 to March 31, 2008, the average exchange rate for one Canadian dollar was $0.99097. As at March 31, 2008, the exchange rate for one Chinese Renminbi was $0.1428. For the period from July 1, 2007 to March 31, 2008, the average exchange rate for one Chinese Renminbi was $0.13564.

F–5

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

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

	l)	Recently Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recently Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

As at March 31, 2008, the amount of $30,995 (June 30, 2007 - $11,419) is owed to the President of the Company for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

4.	Commitments

a)
The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2007, the agreements were renewed for a further term of one year at US$33,000 and US$30,000, respectively. As at March 31, 2008, a total of $5,500 is included as prepaid expense to the first consultant, and $20,000 is included in accrued liabilities for the other consultant.

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

On August 1, 2007, the Company issued 600,000 shares of common stock with a fair value of $30,000 for consulting services rendered of which $27,500 was incurred in fiscal 2007 and included in accrued liabilities as at June 30, 2007.

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

Where we say "we", "us", "our" or "the Company", we mean Golden Century Technologies Corporation.

OVERVIEW

We are a Delaware Corporation established on July 1, 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the “Liners) to Colo-Majic Liners, Inc. (“Colo-Majic”) for its existing North American market and to manufacture, market and distribute the Liners in the People’s Republic of China, Hong Kong, Macau, Taiwan and Middle East.

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

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), a Delaware corporation, regarding granting non-exclusive distribution right to T-Ray to promote, sell and distribute the Flushable Colostomy and Ostomy Pouch Liners in the territories of Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey. On January 16, 2008, the above mentioned Distribution Agreement expired. We decided to not renew the Distribution Agreement with T-Ray because the minimum target sales for the first year of the Agreement, 1000 boxes of Liners, was not met.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to March 31, 2008, we have generated total revenues of only $164,502 but as of March 31, 2008, we have incurred total operating expenses of $287,348 and an accumulated deficit of $165,912 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. Since Inception (July 1, 2005) to March 31, 2008, we only generated revenue from sales of $164,502, which was from our only customer and represented 100% of our total revenue. From Inception (July 1, 2005) to March 31, 2008, our deficit accumulated during the development stage was $165,912. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Our sole officer and director, in the aggregate, beneficially own approximately 70.45% of issued and outstanding shares of our common stock. As a result, she has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, investors may lose some or all of the value of their investment in our common stock.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of March 31, 2008, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.1428 United States dollar.

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

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2008, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at March 31, 2008 approximate their carrying values.

Employees

As of March 31, 2008, we have one full-time employee, Ms. Hong Yang, our President and sole director. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

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

Results of Operations for the Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2007.

We did not generate any revenue except $435 tax refund during the three months ended March 31, 2008 or the comparable period. For the three months ended March 31, 2008 we incurred a net loss of $30,213 compared to a net loss of $41,282 for the three months ended March 30, 2007. Our net loss per share was nil for the three months ended March 31, 2008, nil for the three months ended March 31, 2007.

Our total operating expenses were $30,648 for the three months ended March 31, 2008, compared to $41,282 for the same period ended March 31, 2007, a decrease of approximately $10,634 resulting from a decrease of consulting fees. From July 1, 2005 (Date of Inception) to March 31, 2008, we incurred total operating expenses of $287,348.

Our consulting fees of $15,750 for the three months ended March 31, 2008 consisted of amounts paid to three independent consultants, compared to $29,812 consisted of amounts paid to three independent consultants for the same period ended March 31, 2007. From July 1, 2005 (Date of Inception) to March 31, 2008, our consulting fees were $185,709.

Our general and administrative expenses for the three months ended March 31, 2008 were $12,231, compared to $10,283 for the same period ended March 31, 2007. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses

(cellular, internet, fax, telephone) courier and postage costs, web development and office supplies. The increase of $1,948 primarily resulting in an increase of marketing and promotion expenses and consulting fees.

Results of Operations for the Nine Months ended March 31, 2008 Compared to Nine Months ended March 31, 2007.

For the nine months ended March 31, 2008 we generated a net gain of $63,878 compared to a net loss of nil for the nine months ended March 31, 2007. Most of the increase in the net income is the result of the revenue we earned from the second order of liners that we supplied during the period. Our net loss per share was nil for the nine months ended March 31, 2008, nil for the nine months ended March 31, 2007.

Our total operating expenses were $88,487 for the nine months ended March 31, 2008, compared to $92,102 for the same period ended March 31, 2007, a decrease of approximately $3,615 resulting from a decrease of consulting fees during the period, offset by an increase in administrative expenses.

Our consulting fees of $47,250 for the nine months ended March 31, 2008 consisted of amounts paid to two independent consultants, compared to $61,842 consisted of amounts paid to three independent consultants for the same period ended March 31, 2007.

Our general and administrative fees for the nine months ended March 31, 2008 were $36,643, compared to $26,862 for the same period ended March 31, 2007. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone) courier and postage costs, web development and office supplies. The increase of $9,781 primarily resulting from an increase in our professional fees and communication expenses for the second order of liners that we supplied during the period.

We generated $91,159 in revenue during the nine months ended March 31, 2008, compared to $nil in the comparable period.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2008, we had a working capital deficit of $46,262 and our deficit accumulated during the development stage was $165,912. As at March 31, 2008, we had cash of $4,774. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our liner products and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we did not make any sales of unregistered securities.

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

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: May 14, 2008	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)