Form 10KSB
period 2008-06-30
Golden Century Technologies CORP
filed 2008-09-29
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number 333-139620

GOLDEN CENTURY TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 2711 Centerville Road
Wilmington, Delaware	19808
(Address of principal executive offices)	(Zip Code)

(86) (139) 240-89271
(Issuer’s telephone number)

1027 Pandora Avenue, Victoria, BC V8V 3P6 Canada
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $164,502

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ] No [ X ]

As of September 3, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was approximately $2,138,430.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 14,193,000 common shares issued and outstanding as at September 3, 2008.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

GOLDEN CENTURY TECHNOLOGIES CORPORATION
ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 7, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On January 16, 2008, we have terminated the Distribution Agreement dated January 16, 2007 with T-Ray Science, Inc.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to June 30, 2008, we have generated total revenues of only $164,502 and as of June 30, 2008, we have incurred an accumulated deficit of $186,397 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue.

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

Our strategic operating priorities for the balance of 2008 focus primarily on our goal of increasing revenues by December 31, 2008. We intend to achieve this revenue growth on several fronts as follows:

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of June 30, 2008, we have only generated revenues of $164,502, which was from our only customer and represented 100% of our total revenue. As at June 30, 2008, we had an accumulated deficit of $186,397 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated September 24, 2008, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

Our sole officer and director, in the aggregate, beneficially own approximately 70.46% of issued and outstanding shares of our common stock. As a result, she has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. This control could result in management making decisions that are in its best interest and not in the best interest of the investors and investors could lose some or all of the value of their investment in our common stock.

Because Hong Yang, our sole officer and director, lives outside of the United States, you may have no effective recourse against her for misconduct and may not be able to enforce judgment and civil liabilities against her.

Hong Yang, our sole officer and director lives outside of the United States, and all or a substantial portion of her assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against her, or obtain judgments against her outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2008, the exchange rate between the Renminbi Yuan and the United States dollar was 6.854 Renminbi Yuan to every one United States dollar.

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

Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2008, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at June 30, 2008 approximate their carrying values.

Employees

As of June 30, 2008, we have a full time employee, our principal, Ms. Hong Yang. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting the Company for overseas production and marketing management, business development in China.

Item 2. Description of Property

Our executive and head office is located at Suite 400, 2711 Centerville Road, Wilmington, Delaware. No debt has accrued on account of rent payments owed. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the forth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Transactions

Our common stock is quoted on the OTC Bulletin Board under the symbol “GCYT.” At the close of business on September 3, 2008, there were 14,193,000 shares of our common stock issued and outstanding. These shares were held by approximately thirty-six (36) shareholders of record. Hong Yang, our sole officer and director, held 10,000,000 shares (or 70.46%) of the outstanding common stock.

(a) The Company's common stock is listed on the OTCBB under the symbol "GCYT" Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended June 30, 2008 and 2007 as follows:

	Price Range of Common Stock

Quarter Ended	High	Low
December 31, 2007	0.51	0.51
March 31, 2008	0.51	0.51
June 30, 2008	0.51	0.51

(b) As of September 3, 2008, the Company had approximately 14,193,000 shares issued and outstanding.

(b) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intendupon paying dividends for the foreseeable future.

(c) We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

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

Recent Sales of Unregistered Securities

On August 1, 2007, we issued 600,000 shares of common stock with a fair value of $30,000 for consulting services.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 7 of this registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

From the date of our incorporation on July 1, 2005 to June 30, 2008, we have been a development stage company that has only generated revenues of $164,502, which was from our only customer and represented 100% of our total revenue.

Our operating expenses are classified primarily into three categories:

1. consulting fees, which consists primarily of consulting fees for the year. The amount incurred by us during the year ended June 30, 2008 was $63,000 compared to $77,590 for the year ended June 30, 2007. The decrease in consulting fees resulted primarily from our decrease in operational activities necessitating a decrease in consulting services for the company;

2. general and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. The amount incurred by us during the year ended June 30, 2008 was $40,573 compared to $36,710 for the year ended June 30, 2007. The increase was primarily due to the increase in legal and audit fees as a result of our registering our shares with the SEC and becoming a public company; and,

3. travel, which cost us $5,399 during the year ended June 30, 2008, compared to $3,491 for the year ended June 30, 2007. The increase is the result of our consultants being required to travel in order to market our product.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “GCYT”. As of September 3, 2008, our common stock was traded at $0.51 per share in the public market.

We will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors. On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of “going public” will be approximately $30,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Results of Operations - Year ended June 30, 2008

As of June 30, 2008, we are a development stage company that from inception to June 30, 2008 and has only generated revenues of $164,502, which was from our only customer and represented 100% of our total revenue.

We incurred a net loss of $44,659 for the year ended June 30, 2008, compared to a net loss of $112,494 for the year ended June 30, 2007. The decrease in the loss was primarily a result of our generated revenues of $91,159 during the period.

Liquidity and Capital Resources

At June 30, 2008, our company had current assets of $6,296, including $4,799 in cash, compared to current assets of $23,452, including $13,738 in cash, for the year ended June 30, 2007.

As of June 30, 2008, we had working capital deficit of $66,747 compared to working capital deficit of $52,088 as of June 30, 2007. The $14,659 decrease in the deficit was primarily due to decreases in our accounts payable, accrued liabilities and generated revenue.

We generated revenues of $91,159 in the year ended June 30, 2008 and we did not generate any revenue in the year ended June 30, 2007. We have generated revenues of $164,502 since inception to June 30, 2008. We have incurred a net loss of $186,397 from inception (July 1, 2005) to June 30, 2008.

As at June 30, 2008, our total current liabilities decreased to $73,043from $75,540 at June 30, 2007, primarily reflecting decreases in our accounts payable, accrued liabilities and generated revenue.

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

Operating expenditures
Marketing	$100,000	-	$200,000
General and Administrative	$80,000	-	$100,000
Research and Development	$20,000	-	$50,000
Working capital	$50,000	-	$150,000

Total	$245,000	-	$500,000

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

To raise the additional funds that we will required, we intend to sell additional shares of our common stock or through borrowing the money. There can be no assurance that we will be able to raise the funds necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to significantly curtail or cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engages in trading activities involving non-exchange traded contracts.

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

June 30, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Golden Century Technologies Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Golden Century Technologies Corporation (A Development Stage Company) as of June 30, 2008 and 2007, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Century Technologies Corp. (A Development Stage Company) as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 24, 2008

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2008	2007
	$	$
ASSETS
Current Assets
Cash	4,799	13,738
Other receivable	1,497	–
Prepaid expenses	–	9,714
Total Assets	6,296	23,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	12,758	8,409
Deferred revenue	–	28,212
Due to a related party (Note 3)	60,285	38,919
Total Liabilities	73,043	75,540
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,193,000 shares (June 30, 2007 - 13,593,000 shares)	1,419	1,359
Additional Paid-in Capital	118,231	88,291
Deficit Accumulated During the Development Stage	(186,397)	(141,738)
Total Stockholders’ Deficit	(66,747)	(52,088)
Total Liabilities and Stockholders’ Deficit	6,296	23,452

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	July 1, 2005 (Date	For the	For the
	of Inception) to	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2008	2008	2007
	$	$	$
Revenue
Sales	164,502	91,159	–
Cost of sales	(48,798)	(27,281)	–
Gross Profit	115,704	63,878	–

Operating Expenses
Consulting	201,459	63,000	77,590
General and administrative expenses	83,953	40,573	36,710
Travel	22,421	5,399	3,491
Total Operating Expenses	307,833	108,972	117,791
Loss from Operations	(192,129)	(45,094)	(117,791)
Other Income	5,732	435	5,297
Net Loss	(186,397)	(44,659)	(112,494)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		14,141,000	13,474,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	July 1, 2005 (Date	For the	For the
	Of Inception) to	Year Ended	Year Ended
	June 30	June 30,	June 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(186,397)	(44,659)	(112,494)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	47,750	2,500	35,250
Changes in operating assets and liabilities
Other receivable	(1,497)	(1,497)	–
Prepaid expenses	2,750	9,714	(2,475)
Accounts payable	40,258	4,349	32,674
Deferred revenue	–	(28,212)	28,212
Due to a related party	60,285	48,866	6,331
Net Cash Used by Operating Activities	(36,851)	(8,939)	(12,502)
Financing Activities
Proceeds from sale of common stock	41,650	–	25,000
Net Cash Provided by Financing Activities	41,650	–	25,000
(Decrease) Increase in Cash	4,799	(8,939)	12,498
Cash – Beginning of the Period	–	13,738	1,240
Cash – End of the Period	4,799	4,799	13,738
Non-Cash Financing and Investing Activities
Common Shares issued to settle debt	27,500	27,500	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Technologies Corporation
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 1, 2005 (Date of Inception) to June 30, 2008
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$
Balance – July 1, 2005
(Date of Inception)	–	–	–	–	–	–
Issuance of common shares
for services at $0.001/share	10,000,000	1,000	9,000	–	–	10,000
Issuance of common shares
for cash at $0.05/share	333,000	33	16,617	–	–	16,650
Common stock subscribed at
$.01 per share	2,500,000	250	24,750	(25,000)	–	–
Net loss for the period	–	–	–	–	(29,244)	(29,244)
Balance – June 30, 2006	12,833,000	1,283	50,367	(25,000)	(29,244)	(2,594)
Issuance of common shares
for services at $0.05/share	660,000	66	32,934	–	–	33,000
Subscriptions received	–	–	–	25,000	–	25,000
Issuance of common shares
for services at $0.05/share	100,000	10	4,990	–	–	5,000
Net loss for the year	–	–	–	–	(112,494)	(112,494)
Balance – June 30, 2007	13,593,000	1,359	88,291	–	(141,738)	(52,088)
Issuance of common shares
for services at $0.05/share	600,000	60	29,940	–	–	30,000
Net loss for the year	–	–	–	–	(44,659)	(44,659)
Balance – June 30, 2008	14,193,000	1,419	118,231	–	(186,397)	(66,747)

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2008, the Company has working capital deficit of $66,747 and has accumulated losses of $186,397 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	d)	Financial Instruments and Concentrations

Fair Values:

The fair value of financial instruments which include cash, other receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. During the fiscal year ended June 30, 2008, 100% of revenue came from one customer. For the fiscal years ended June 30, 2008 and 2007, the Company has two suppliers from which the Company made purchases of 100% and nil%, respectively.

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian and Chinese Renminbi and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign currency risk.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry- forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of transactions. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. As at June 30, 2008, the exchange rate for one Canadian dollar was $0.99. For the period from July 1, 2007 to June 30, 2008, the average exchange rate for one Canadian dollar was $0.99082. As at June 30, 2008, the exchange rate for one Chinese Renminbi was $0.1459. For the period from July 1, 2007 to June 30, 2008, the average exchange rate for one Chinese Renminbi was $0.13769.

	h)	Revenue Recognition

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

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	i)	Stock-based Compensation

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

	j)	Basic and Diluted Net Income (Loss) per Share

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

	k)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

F–8

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	k)	Recently Issued Accounting Pronouncements (continued)

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

	(l)	Recently Adopted Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

F–9

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	m)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions

a)

As at June 30, 2008, the amount of $32,785 (June 30, 2007 - $11,419) is owed to the President of the Company for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

b)

The Company incurred consulting fees of $30,000 (June 30, 2007 - $30,000) to a relative of the President of the Company. As at June 30, 2008, the amount of $27,500 (June 30, 2007 - $27,500) is owed to this person.

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2007, the agreements were renewed for a further term of one year at $33,000 and $30,000, respectively. As at June 30, 2008, a total of $2,750 is included as accounts payable to the first consultant, and $27,500 is included in due to related party for the other consultant, which is a relative of the President of the Company.

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

d)

On January 15, 2007, the Company amended the Licensing Production and Distribution Agreement with Colo-Majic dated September 28, 2006, to add additional territories of Hong Kong, Taiwan, Macau and the Middle East including United Arab Emirates, Saudi Arabia, Turkey, Egypt, Yemen, Oman, Israel, Iraq, Iran, Bahrain, Qatar and Jordan. Refer to Note 4(c).

e)

On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (“T- Ray”), granting T-Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

5.	Common Stock

On August 1, 2007, the Company issued 600,000 shares of common stock with a fair value of $30,000 for consulting services to a relative of the President of the Company, of which $27,500 was incurred in the prior period.

F–10

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008
(Expressed in U.S. dollars)

6.	Income Taxes

The Company has incurred total net operating losses of $182,400 since inception, which expire in 2027.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the period ended June 30, 2008 as a result of the following:

	2008	2007
	$	$
Income tax benefit computed at the statutory rate	15,631	39,373
Permanent differences	(476)	(243)
Change in valuation allowance	(15,155)	(39,130)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2008, after applying enacted corporate income tax rates, are as follows:

	2008	2007
	$	$
Deferred income tax assets
Net operating loss carried forward	63,840	48,685
Valuation allowance	(63,840)	(48,685)
Net deferred income tax asset	–	–

F–11

Item 8. Changes in Registrant’s Certifying Accountant

Manning Elliott LLP, Certified Public Accountants, has been engaged as our principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

Item 8A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

  Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process

  Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of review by management of the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2009. A whistleblower policy is not necessary given the small size of the organization.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2008.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

Our directors hold office until the next annual meeting of the stockholders or until her successor has been elected and qualified. The officers of our company are appointed by our directors and hold office until their death, resignation or removal from office. As of June 30, 2008, our sole director and executive officer, her age, positions held, and date first elected or appointed are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hong Yang	President, Treasurer, Secretary and Sole Director	37	July 2005

Business Experience

Hong Yang

Ms. Hong Yang has been the President, Treasurer, Secretary and sole director of Golden Century Technologies Corporation since July 1, 2005 (inception of the Company) and is the original founder of the Company. She has served as the executive assistant to the Deputy General Manager and also a business manager in a multi-million dollar and multinational corporation named GPX/GPC Footwear Factory, Ltd., a subsidiary of Derise Group, Inc. (Public Company listed in Hong Kong Stock Exchange) for over five years. She has also served as marketing manager in the Forest Flooring Factory, Ltd., a subsidiary of Baoan Group, Inc. (Public Company listed in the Shenzhen Stock Exchange of China, for about two years. She has had professional training in both project management and production management from the Whitworth College in the United States of America. For the last five years, her focus has been in the professional training and business development in the health care industry in China.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Committees of the Board

All proceedings of the board of directors for the year ended June 30, 2008 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director. We currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

We does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Hong Yang, at the address appearing on the first page of this annual report.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert", nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Item 10. Executive Compensation

No executive officer of our company received an annual salary and bonus during the period from inception on July 1, 2005 to June 30, 2008.

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2008.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended June 30, 2008:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended June 30, 2008; and,

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

Stock Option Grants

We have not granted any stock options to the executive officers or directors from inception through June 30, 2008.

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

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2008.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth, as of June 30, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Hong Yang Room 707 Zhidi Building, No. 6 Jiao Chang Xi Road, Guangzhou, China	10,000,000(3)	70.46%
Total (directors and officers as a group)	10,000,000	70.46%

(1)

Rule 13d-3 under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2008.

(2)	Based on 14,193,000 shares outstanding as of August 21, 2007.

(3)	Of these, 10,000,000 are held directly by Hong Yang.

Item 12. Certain Relationships And Related Transactions, Director Independence

There has been no transaction, nor is there any currently proposed transaction, since the beginning of the year June 30, 2008, in which the small business issuer was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

The promoter of our company is our sole director and officer.

Corporate Governance

We currently act with one (1) director, Hong Yang.

Committees of the Board

All proceedings of our board of directors for the year ended June 30, 2008 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" nor do we have a board member that qualifies as "independent" as the term is used in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Item 13. Exhibits

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on December 22, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

(10)	Material Contracts

10.1	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.2	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.3	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.(incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.4	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu(incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.5	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang (incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.6	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.(incorporated by reference from our Registration Statement on Form SB-2 filed on December 22, 2006)

10.7	Amended Licensing Agreement dated January 15, 2007 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc. (incorporated by reference from our Form 8-K filed on January 18, 2007)

10.8	Distribution Agreement dated January 16, 2007 between Golden Century Technologies Corporation and T-Ray Science, Inc. (incorporated by reference from our Form 8-K filed on January 18, 2007)

(23)	Consents of Experts & Counsel

23.1*	Consent of Independent Auditor (Consent of Manning Elliott LLP, Chartered Accountants)

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Item 14. Principal Accountant Fees And Services Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended June 30, 2007 and June 30, 2006:

Services	2008	2007
Audit fees	$17,342.55	$13,376
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$17,342.55	$13,376

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliott LLP for the fiscal years ended June 30, 2008 and June 30, 2007 in connection with statutory and regulatory filings or engagements.

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
Date: September 28, 2008