Form 10-Q
period 2008-09-30
Golden Century Technologies CORP
filed 2008-11-20
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 333-139620

GOLDEN CENTURY TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 2711 Centervill Road, Wilmintong, Delaware, 19808
(Address of principal executive offices) (zip code)

(86) (136) 240- 89271
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
As of September 30, 2008, there were 14,193,000 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report.

(i) Condensed Balance Sheets as at September 30, 2008 (unaudited) and June 30, 2008;

(ii) Condensed Statements of Operations (unaudited) for the three months ended September 30, 2008 and 2007 and for the period from inception (July 1, 2005) to September 30, 2008;

(iii) Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 2008 and 2007; and

(iv) Notes to Condensed Financial Statements (unaudited) for the three months ended September 30, 2008.

Golden Century Technologies Corporation
(A Development Stage Company)

September 30, 2008

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2008	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	431	4,799
Other receivable	1,497	1,497
Total Assets	1,928	6,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	18,360	12,758
Accrued liabilities	3,782	–
Due to related parties (Note 3)	72,714	60,285
Total Liabilities	94,856	73,043
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,193,000 shares	1,419	1,419
Additional Paid-in Capital	118,231	118,231
Deficit Accumulated During the Development Stage	(212,578)	(186,397)
Total Stockholders’ Deficit	(92,928)	(66,747)
Total Liabilities and Stockholders’ Deficit	1,928	6,296

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2008	2008	2007
	$	$	$
Revenue
Sales	164,502	–	91,159
Cost of sales	(48,798)	–	(27,281)
Gross Profit	115,704	–	63,878

Operating Expenses
Consulting	217,209	15,750	15,750
General and administrative expenses	94,384	10,431	9,452
Travel	22,421	–	1,686
Total Operating Expenses	334,014	26,181	26,888
Income (Loss) from Operations	(218,310)	(26,181)	36,990
Other Income	5,732	–	–
Net Income (Loss)	(212,578)	(26,181)	36,990

Net Income (Loss) Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		14,193,000	13,984,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(26,181)	36,990
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	–	2,500
Changes in operating assets and liabilities
Other receivable	–	(517)
Prepaid expenses	–	(12,286)
Accounts payable and accrued liabilities	9,384	4,850
Deferred revenue	–	(28,212)
Due to a related party	12,429	(3,621)
Net Cash Used by Operating Activities	(4,368)	(296)
Decrease in Cash	(4,368)	(296)
Cash – Beginning of the Period	4,799	13,738
Cash – End of the Period	431	13,442
Non-Cash Financing and Investing Activities
Common Shares issued to settle debt	–	27,500
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2008, the Company has working capital deficit of $92,928 and has accumulated losses of $212,578 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2008, included in the Company’s Annual Report on Form 10- KSB filed on September 29, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

F–5

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
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

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. During the three month periods ended September 30, 2008 and 2007, nil% and 100% of revenue, respectively, came from one customer. For the three month periods ended September 30, 2008 and 2007, the Company has two suppliers from which the Company made purchases of nil% and 100%, respectively.

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian and Chinese Renminbi and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign currency risk.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of transactions. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. As at September 30, 2008, the exchange rate for one Canadian dollar was $0.9636. For the period from July 1, 2008 to September 30, 2008, the average exchange rate for one Canadian dollar was $0.96216. As at September 30, 2008, the exchange rate for one Chinese Renminbi was $0.1463. For the period from July 1, 2008 to September 30, 2008, the average exchange rate for one Chinese Renminbi was $0.14639.

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

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
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

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
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

	m)	Recently Adopted Accounting Pronouncements

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

a)

As at September 30, 2008, the amount of $37,714 (June 30, 2008 - $32,785) is owed to the President of the Company for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

b)

The Company incurred consulting fees of $7,500 (September 30, 2007 - $7,500) to a relative of the President of the Company. As at September 30, 2008, the amount of $35,000 (June 30, 2008 - $27,500) is owed to this person.

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2008, the agreements were renewed for a further term of one year at $33,000 and $30,000, respectively. As at September 30, 2008, a total of $11,000 is included as accounts payable to the first consultant, and $35,000 is included in due to related parties for the other consultant, who is a relative of the President of the Company.

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

F–8

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008
(Expressed in U.S. dollars)
(Unaudited)

4.	Commitments (continued)

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

F–9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), a Delaware corporation, regarding granting non-exclusive distribution right to T-Ray to promote, sell and distribute the Flushable Colostomy and Ostomy Pouch Liners in the territories of Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey. On January 16, 2007, On January 16, 2008, the above mentioned Distribution Agreement expired. We decided to not renew the Distribution Agreement with T-Ray cause the minimum target for the first year of the Agreement, 1000 boxes of Liners, was not met.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to September 30, 2008, we have generated total revenues of only $164,502 but as of September 30, 2008, we have incurred total operating expenses of $334,014 and an accumulated deficit of $212,578 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

The Liners increase the number ofP times a pouch can be used and fully takes advantages of the existing merits of the pouch system, for example, the hold capability, comfort of wear and the seamless connection of the two pieces of the pouch system, which are the wafer and the pouch.

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

DOMAIN NAMES

We hold a 100% interest in the domain name of www.gc-hightech.com.

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

Description of Property

Our executive office is located at Suite 400, 2711 Centerville Road, Wilmington, Delaware. No debt has accrued on account of rent payments owed. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Research and Development

To date, we have not undergone any research and development.

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2008, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at September 30, 2008 approximate their carrying values.

Employees

As of September 30, 2008, we have no full time employees except our principal. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting the Company for overseas production and marketing management and business development in China.

(a)           Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007, and for the Period from July 1, 2005 (Date of Inception) to September 30, 2008

Since our inception on July 1, 2005 to September 30, 2008, we have only generated revenues of $164,502. For the three months ended September 30, 2008 we incurred a net loss of $26,181 compared to a net income of $36,990 for the three months ended September 30, 2007. Most of the decrease in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to September 30, 2008, we incurred a net loss of $212,578. Our net loss per share was nil for the three months ended September 30, 2008, nil for the three months ended September 30, 2007 and nil for the period from July 1, 2005 (Date of Inception) to September 30, 2008.

Our total operating expenses were $26,181 for the three months ended September 30, 2008, compared to $26,888 for the same period ended September 30, 2007, an decrease of approximately $707 resulting from an decrease of marketing expenses. From July 1, 2005 (Date of Inception) to September 30, 2008, we incurred total operating expenses of $334,014.

Our consulting fees of $15,750 for the three months ended September 30, 2008 consisted of amounts paid to two independent consultants, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended September 30, 2007, which keeps the same. From July 1, 2005 (Date of Inception) to September 30, 2008, our consulting fees were $217,209.

Our general and administrative fees for the three months ended September 30, 2008 were $10,431, compared to $9,452 for the same period ended September 30, 2006. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $978 primarily resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to September 30, 2008, we incurred general and administrative expenses of $94,384.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2008, we had a working deficit of $92,928, our deficit accumulated during the development stage was $212,578. For the period ended September 30, 2008, we had cash of $431. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

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

ITEM 1 A: RISK FACTORS

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of September 30, 2008, we have only generated revenues of $164,502, which was from our only customer and represented 100% of our total revenue. As at September 30, 2008, we had an accumulated deficit of $212,578 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated September 26, 2008, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2008, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.14639 United States dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, we did not make any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation

Exhibit
Number	Description

3.2(1)	Bylaws

10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu

10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang

10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.

10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu

10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang

10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.

10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2008 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.

10.7(2)	Distribution Agreement dated January 16, 2008 between Golden Century Technologies Corporation and T- Ray Science, Inc.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.
(2)	Exhibit already on file - exhibit to our Form 8-K filed January 18, 2008.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: November 14, 2008	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)