Form 10-Q
period 2008-12-31
Golden Century Technologies CORP
filed 2009-02-13
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 000-52842

GOLDEN CENTURY TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1200, 1000 N. West Street, Wilmington, Delaware, 19801
(Address of principal executive offices) (zip code)

(302) 295-4937
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

Yes[X] No[ ]

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

Yes[ ] No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 31, 2008, there were 14,193,000 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report.

(i) Condensed Balance Sheets as at December31, 2008 (unaudited) and June 30, 2008;

(ii) Condensed Statements of Operations (unaudited) for the three months ended December 31, 2008 and 2007 and for the period from inception (July 1, 2005) to December 31, 2008;

(iii) Condensed Statements of Cash Flows (unaudited) for the three months ended December 31, 2008 and 2007; and

(iv) Notes to Condensed Financial Statements (unaudited) for the three months ended December 31, 2008.

Golden Century Technologies Corporation
(A Development Stage Company)

December 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2008	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	1,806	4,799
Other receivable	1,497	1,497
Total Assets	3,303	6,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	31,487	12,758
Due to related parties (Note 3)	75,582	60,285
Total Liabilities	107,069	73,043
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,193,000 shares	1,419	1,419
Additional Paid-in Capital	118,231	118,231
Deficit Accumulated During the Development Stage	(223,416)	(186,397)
Total Stockholders’ Deficit	(103,766)	(66,747)
Total Liabilities and Stockholders’ Deficit	3,303	6,296

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three	For the Six	For the Six
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue
Sales	164,502	–	–	–	91,159
Cost of sales	(48,798)	–	–	–	(27,281)

Gross Profit	115,704	–	–	–	63,878

Operating Expenses

Consulting	232,959	15,750	15,750	31,500	31,500
General and administrative expenses	112,370	17,986	14,960	28,417	24,412
Travel	22,421	–	241	–	1,927

Total Operating Expenses	367,750	33,736	30,951	59,917	57,839

Income (Loss) from Operations	(252,046)	(33,736)	(30,951)	(59,917)	6,039

Other Income	28,630	22,898	–	22,898	–

Net Income (Loss)	(223,416)	(10,838)	(30,951)	(37,019)	6,039

Net Income (Loss) Per Share – Basic
and Diluted		–	–	–	–

Weighted Average Shares Outstanding		14,193,000	14,193,000	14,193,000	14,089,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
	$	$
Operating Activities
Net income (loss) for the period	(37,019)	6,039
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	–	2,500
Changes in operating assets and liabilities
Other receivable	–	(1,076)
Prepaid expenses	–	(4,036)
Accounts payable and accrued liabilities	18,729	26,518
Deferred revenue	–	(28,212)
Due to a related party	15,297	(1,911)
Net Cash Used by Operating Activities	(2,993)	(178)
Decrease in Cash	(2,993)	(178)
Cash – Beginning of the Period	4,799	13,738
Cash – End of the Period	1,806	13,560
Non-Cash Financing and Investing Activities
Common shares issued to settle debt	–	27,500
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company has a working capital deficit of $103,766 and has accumulated losses of $223,416 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2008, and the results of its operations and cash flows for the six months ended December 31, 2008 and 2007. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

F–4

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	e)	Financial Instruments and Concentrations

Fair Values:

The fair values of financial instruments which include cash, other receivable, accounts payable, and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. During the six month periods ended December 31, 2008 and 2007, Nil% and 100% of revenue, respectively, came from one customer. For the six month periods ended December 31, 2008 and 2007, the Company has two suppliers from which the Company made purchases of nil% and 100%, respectively.

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian and Chinese Renminbi and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign currency risk.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of transactions. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. As at December 31, 2008, the exchange rate for one Canadian dollar was $0.8183. For the period from July 1, 2008 to December 31, 2008, the average exchange rate for one Canadian dollar was $0.89549. As at December 31, 2008, the exchange rate for one Chinese Renminbi was $0.1467. For the period from July 1, 2008 to December 31, 2008, the average exchange rate for one Chinese Renminbi was $0.14643.

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

F–5

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
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

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
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

a)

As at December 31, 2008, the amount of $33,082 (June 30, 2008 - $32,785) is owed to the President of the Company for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

b)

The Company incurred consulting fees of $15,000 (December 31, 2007 - $15,000) to a relative of the President of the Company. As at December 31, 2008, the amount of $42,500 (June 30, 2008 - $27,500) is owed to this person.

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2008, the agreements were renewed for a further term of one year at $33,000 and $30,000, respectively. As at December 31, 2008, a total of $19,250 is included as accounts payable to the first consultant, and $42,500 is included in due to related parties for the other consultant, who is a relative of the President of the Company.

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

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008
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

F–8

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

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to December 31, 2008, we have generated total revenues of only $164,502 but as of December 31, 2008, we have incurred total operating expenses of $367,750 and an accumulated deficit of $223,416 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Our strategic operating priorities for the balance of 2009 focus primarily on our goal of increasing revenues by December 31, 2009. We intend to achieve this revenue growth on several fronts as follows:

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

Description of Property

Our executive office is located at Suite 1200, 1000 N. West Street, Wilmington, Delaware, 19801. No debt has accrued on account of rent payments owed. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Research and Development

To date, we have not undergone any research and development.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2008, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2008 approximate their carrying values.

Employees

As of December 31, 2008, we have no full time employees except our principal. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

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

Results of Operations for the Three Months ended December 31, 2008 Compared to Three Months ended December 31, 2007, and for the Period from July 1, 2005 (Date of Inception) to December 31, 2008

Since our inception on July 1, 2005 to December 31, 2008, we have only generated revenues of $164,502. For the three months ended December 31, 2008 we incurred a net loss of $10,838 compared to a net loss of $30,951 for the three months ended December 31, 2007. Most of the decrease in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to December 31, 2008, we incurred a net loss of $223,416. Our net loss per share was nil for the three months ended December 31, 2008, nil for the three months ended December 31, 2007 and nil for the period from July 1, 2005 (Date of Inception) to December 31, 2008.

Our total operating expenses were $33,736 for the three months ended December 31, 2008, compared to $30,951 for the same period ended December 31, 2007, an increase of approximately $2,785 resulting from an increase of marketing expenses. From July 1, 2005 (Date of Inception) to December 31, 2008, we incurred total operating expenses of $367,750.

Our consulting fees of $15,750 for the three months ended December 31, 2008 consisted of amounts paid to two independent consultants, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended December 31, 2007, which keeps the same. From July 1, 2005 (Date of Inception) to December 31, 2008, our consulting fees were $232,959.

Our general and administrative fees for the three months ended December 31, 2008 were $17,986, compared to $14,960 for the same period ended December 31, 2006. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $3,212 primarily resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to December 31, 2008, we incurred general and administrative expenses of $112,370.

Results of Operations for the Six Months ended December 31, 2008 Compared to Six Months ended December 31, 2007, and for the Period from July 1, 2005 (Date of Inception) to December 31, 2008

Since our inception on July 1, 2005 to December 31, 2008, we have only generated revenues of $164,502. For the six months ended December 31, 2008 we incurred a net loss of $37,019 compared to a net income of $6,039 for the six months ended December 31, 2007. Most of the increase in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to December 31, 2008, we incurred a net loss of $223,416. Our net loss per share was nil for the six months ended December 31, 2008, nil for the six months ended December 31, 2007 and nil for the period from July 1, 2005 (Date of Inception) to December 31, 2008.

Our total operating expenses were $59,917 for the six months ended December 31, 2008, compared to $57,839 for the same period ended December 31, 2007, an increase of approximately $2,078 resulting from an increase of marketing expenses. From July 1, 2005 (Date of Inception) to December 31, 2008, we incurred total operating expenses of $367,750.

Our consulting fees of $31,500 for the six months ended December 31, 2008 consisted of amounts paid to two independent consultants, compared to $31,500 consisted of amounts paid to two independent consultants for the same period ended December 31, 2007, which keeps the same. From July 1, 2005 (Date of Inception) to December 31, 2008, our consulting fees were $232,959.

Our general and administrative fees for the six months ended December 31, 2008 were $28,417, compared to $24,412 for the same period ended December 31, 2006. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $4,005 primarily resulting from an increase of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to December 31, 2008, we incurred general and administrative expenses of $112,370.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2008, we had a working deficit of $103,766, our deficit accumulated during the development stage was $223,416. For the period ended December 31, 2008, we had cash of $1,806. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of December 31, 2008, we have only generated revenues of $164,502, which was from our only customer and represented 100% of our total revenue. As at December 31, 2008, we had an accumulated deficit of $223,416 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Our future is dependent upon our ability to obtain financing. There is no assurance that we will operate profitably or will generate positive cash flow in the future. We believe that we will require additional financing in order to proceed beyond the first six months of our business plan and to pay the fees and expenses necessary to become and operate as a public company. Although we plan to obtain additional financing, we currently do not have any arrangements for further financing. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2008, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.14643 United States dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2008, we did not make any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation

3.2(1)	Bylaws

10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu

10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang

10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.

10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu

10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang

10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.

Exhibit
Number	Description

10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2008 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.

10.7(2)	Distribution Agreement dated January 16, 2008 between Golden Century Technologies Corporation and T- Ray Science, Inc.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.
(2) Exhibit already on file - exhibit to our Form 8-K filed January 18, 2008.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: February 13, 2008	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)