Form 10-Q
period 2009-03-31
Golden Century Technologies CORP
filed 2009-05-15
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
As of March 31, 2009, there were 14,193,000 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report.

(i) Condensed Balance Sheets as at March 31, 2009 (unaudited) and June 30, 2008;

(ii) Condensed Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008 and for the period from inception (July 1, 2005) to March 31, 2009;

(iii) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008; and

(iv) Notes to Condensed Financial Statements (unaudited) for the three months ended March 31, 2009.

Golden Century Technologies Corporation
(A Development Stage Company)

March 31, 2009

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2009	2008
	$	$
	(Unaudited)

ASSETS

Current Assets

Cash	31,088	4,799
Other receivable	1,626	1,497
Prepaid expenses	5,114	–

Total Assets	37,828	6,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 4(a))	35,359	12,758
Deferred revenue	36,550	–
Due to related parties (Note 3(a)(c))	87,931	60,285

Total Liabilities	159,840	73,043

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Deficit

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–

Common Stock

Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,193,000 shares	1,419	1,419

Additional Paid-in Capital	118,231	118,231

Deficit Accumulated During the Development Stage	(241,662)	(186,397)

Total Stockholders’ Deficit	(122,012)	(66,747)

Total Liabilities and Stockholders’ Deficit	37,828	6,296

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three	For the Nine	For the Nine
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue
Sales	164,502	–	–	–	91,159
Cost of sales	(48,798)	–	–	–	(27,281)

Gross Profit	115,704	–	–	–	63,878

Operating Expenses

Consulting	248,709	15,750	15,750	47,250	47,250
General and administrative expenses	114,866	2,496	12,231	30,913	36,643
Travel	22,421	–	2,667	–	4,594

Total Operating Expenses	385,996	18,246	30,648	78,163	88,487

Loss from Operations	(270,292)	(18,246)	(30,648)	(78,163)	(24,609)

Other Income	28,630	–	435	22,898	435

Net Loss	(241,662)	(18,246)	(30,213)	(55,265)	(24,174)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		14,193,000	14,193,000	14,193,000	14,123,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
	$	$
Operating Activities

Net loss for the period	(55,265)	(24,174)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock-based compensation	–	2,500

Changes in operating assets and liabilities

Other receivable	(129)	(1,284)
Prepaid expenses	(5,114)	4,214
Accounts payable and accrued liabilities	22,601	18,416
Deferred revenue	36,550	(28,212)
Due to a related party	27,646	(19,576)

Net Cash Provided by (Used for) Operating Activities	26,289	(8,964)

Increase (Decrease) in Cash	26,289	(8,964)

Cash – Beginning of the Period	4,799	13,738

Cash – End of the Period	31,088	4,774

Non-Cash Financing and Investing Activities

Common shares issued to settle debt	–	27,500

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Delaware on July 1, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company is based in Wilmington, Delaware, and its principal business is the production and distribution of Flushable Colostomy and Ostomy Pouch Liners (the “Liners”) for colostomy and ostomy patients. The Company has entered into two agreements with Colo-Majic Liners, Inc. (“Colo-Majic”), the inventor of the Liner product. The first agreement is to supply the Liner products to the North American market, and the second agreement is to manufacture, market and distribute the Liner product in the People’s Republic of China.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2009, the Company has a working capital deficit of $122,012 and has accumulated losses of $241,662 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed on September 29, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2009, and the results of its operations and cash flows for the nine months ended March 31, 2009 and 2008. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

F–4

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	e)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors.

	f)	Financial Instruments, and Concentrations

Fair Values:

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, amounts due to a related party, and loans payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. During the nine month periods ended March 31, 2009 and 2008, nil% and 100% of revenue, respectively, came from one customer. For the nine month period ended March 31, 2008, the Company purchased 100% of its Liner products from two vendors.

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian and Chinese Renminbi and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign currency risk.

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

F–5

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	h)	Income Taxes

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of transactions. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. As at March 31, 2009, the exchange rate for one Canadian dollar was $0.8007. For the period from July 1, 2008 to March 31, 2009, the average exchange rate for one Canadian dollar was $0.8659. As at March 31, 2009, the exchange rate for one Chinese Renminbi was $0.1465. For the period from July 1, 2008 to March 31, 2009, the average exchange rate for one Chinese Renminbi was $0.14645.

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

The Company continually monitors timely payments and assesses any collection issues regarding accounts receivable. Any significant customer accounts that are not expected to be collected are excluded from revenues. As at March 31, 2009, the Company has $36,550 (June 30, 2008 - $nil) of deferred revenue.

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

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	m)	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

	n)	Recently Adopted Accounting Pronouncements

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

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recently Adopted Accounting Pronouncements (continued)

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

a)

As at March 31, 2009, the amount of $37,931 (June 30, 2008 - $32,785) is owed to the President of the Company for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

b)

The Company incurred consulting fees of $22,500 (March 31, 2008 - $22,500) to a relative of the President of the Company. As at March 31, 2009, the amount of $50,000 (June 30, 2008 - $27,500) is owed to this person.

	c)	Refer to note 4(a).

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2008, the agreements were renewed for a further term of one year at $33,000 and $30,000, respectively. As at March 31, 2009, a total of $27,500 is included as accounts payable to the first consultant, and $50,000 is included in due to related parties for the other consultant, who is a relative of the President of the Company.

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

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to March 31, 2009, we have generated total revenues of only $164,502 but as of March 31, 2009, we have incurred total operating expenses of $385,996 and an accumulated deficit of $241,662 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2009, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at March 31, 2009 approximate their carrying values.

Employees

As of March 31, 2009, we have no full time employees except our principal. Ms. Yang handles all of the responsibilities in the area of corporate administration and business development.

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

Results of Operations for the Three Months ended March 31, 2009 Compared to Three Months ended March 31, 2008, and for the Period from July 1, 2005 (Date of Inception) to March 31, 2009

Since our inception on July 1, 2005 to March 31, 2009, we have only generated revenues of $164,502. For the three months ended March 31, 2009 we incurred a net loss of $18,246 compared to a net loss of $30,213 for the three months ended March 31, 2008. Most of the decrease in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to March 31, 2009, we incurred a net loss of $241,662. Our net loss per share was nil for the three months ended March 31, 2009, nil for the three months ended March 31, 2008 and nil for the period from July 1, 2005 (Date of Inception) to March 31, 2009.

Our total operating expenses were $18,246 for the three months ended March 31, 2009, compared to $30,648 for the same period ended March 31, 2008, a decrease of approximately $12,402 resulting from a decrease of marketing expenses. From July 1, 2005 (Date of Inception) to March 31, 2009, we incurred total operating expenses of $385,996.

Our consulting fees of $15,750 for the three months ended March 31, 2009 consisted of amounts paid to two independent consultants, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended March 31, 2008, which keeps the same. From July 1, 2005 (Date of Inception) to March 31, 2009, our consulting fees were $248,709.

Our general and administrative fees for the three months ended March 31, 2009 were $2,496, compared to $12,231 for the same period ended March 31, 2008. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The decrease of approximately $9,735 primarily resulting from a decrease of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to March 31, 2009, we incurred general and administrative expenses of $114,886.

Results of Operations for the Nine Months ended March 31, 2009 Compared to Nine Months ended March 31, 2008, and for the Period from July 1, 2005 (Date of Inception) to March 31, 2009

Since our inception on July 1, 2005 to March 31, 2009, we have only generated revenues of $164,502. For the Nine Months ended March 31, 2009 we incurred a net loss of $55,265 compared to a net income of $24,174 for the Nine Months ended March 31, 2008. Most of the increase in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to March 31, 2009, we incurred a net loss of $241,662. Our net loss per share was nil for the Nine Months ended March 31, 2009, nil for the Nine Months ended March 31, 2008 and nil for the period from July 1, 2005 (Date of Inception) to March 31, 2009.

Our total operating expenses were $78,163 for the Nine Months ended March 31, 2009, compared to $88,487 for the same period ended March 31, 2008, a decrease of approximately $10,324 resulting from a decrease of marketing expenses. From July 1, 2005 (Date of Inception) to March 31, 2009, we incurred total operating expenses of $385,996.

Our consulting fees of $47,250 for the Nine Months ended March 31, 2009 consisted of amounts paid to two independent consultants, compared to $47,250 consisted of amounts paid to two independent consultants for the same period ended March 31, 2008, which keeps the same. From July 1, 2005 (Date of Inception) to March 31, 2009, our consulting fees were $248,709.

Our general and administrative fees for the Nine Months ended March 31, 2009 were $30,913, compared to $36,643 for the same period ended March 31, 2008. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The decrease of approximately $5,730 primarily resulting from a decrease of professional fees including legal, accounting and auditing fees. From July 1, 2005 (Date of Inception) to March 31, 2009, we incurred general and administrative expenses of $114,866.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2009, we had a working deficit of $122,012, our deficit accumulated during the development stage was $241,662. For the period ended March 31, 2009, we had cash of $31,088. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $250,000 to $500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended March 31, 2009, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of March 31, 2009, we have only generated revenues of $164,502, which was from our only customer and represented 100% of our total revenue. As at March 31, 2009, we had an accumulated deficit of $241,662 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Our future is dependent upon our ability to obtain financing. There is no assurance that we will operate profitably or will generate positive cash flow in the future. We believe that we will require additional financing in order to proceed beyond the first Nine Months of our business plan and to pay the fees and expenses necessary to become and operate as a public company. Although we plan to obtain additional financing, we currently do not have any arrangements for further financing. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of March 31, 2009, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.14645 United States dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we did not make any sales of unregistered securities.

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

Golden Century Technologies Corporation
(Registrant)

/s/ Hong Yang
Date: May 14, 2009	Hong Yang
President, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer)