Form 10-K
period 2009-06-30
Golden Century Technologies CORP
filed 2009-09-28
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52842

GOLDEN CENTURY TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1200, 1000 N. West Street
Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(302) 295-4937
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Copy of communications to:
Clark Wilson LLP
Karen Richardson, Esq.
Suite 800 - 885 West Georgia Street
Vancouver, British Columbia, Canada V6C 3H1
Telephone: 604-687-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]      No [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has  been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check whether the issuer has submitted electronically and posted on its corporate wesbsite, if any, every interactive  data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months  (or for such shorter period that the issuer was required to submit and post such files.
Yes [   ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:
Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [   ]   No [X]

As of September 11, 2009, the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, was approximately $10,436,760.

As of September 11, 2009, the number of shares issued and outstanding of each of the issuer’s classes of common stock, was 16,237,300 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K
(e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of
1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

GOLDEN CENTURY TECHNOLOGIES CORPORATION
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 6, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On January 16, 2008, we have terminated the Distribution Agreement dated January 16, 2007 with T-Ray Science, Inc.

On August 12, 2009, we entered a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is a corporation incorporated in the Shangliang Town, Nanjiang County, Sichuan Province, P. R. China and it owns prospecting permit no. 5100000730032 of Yang Tan Gold Mine (“Yang Tan”) for prospecting right area of 9.77Km 2 from January 19, 2009 to January 19, 2011.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to June 30, 2009, we have generated total revenues of only $251,731 and as of June 30, 2009, we have incurred an accumulated deficit of $211,741 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue.

Our capital requirements relating to the manufacturing and marketing of our products, and potential accquisition with Yang Tan Gold Mine, have been and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products and accquisition for the project of Yang Tan Gold Mine. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

We use the raw materials in the open market, currently we do not have any specific principal suppliers.

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

DOMAIN NAMES

We hold a 100% interest in the domain name of www.gc-hightech.com

LICENSING AGREEMENT

Pursuant to the agreement between Colo-Majic and us dated September 28, 2006, Mr. Douglas Wolrich grants us the license and the sole exclusive and assignable right to use or cause to be used the Liner product in any manner and for any purpose to in any manner develop, maintain, manufacture, transport, distribute, market, sell, lease and/or license or sub-license the Liner product and to sell the same to the general public throughout China. We acknowledged that the within grant of the License is limited only to the purposes stated and does not constitute a grant of any right of ownership of intellectual property of the Liner product. This license expires on April 21, 2015. This license will continue until April 21, 2015 as long as the terms and conditions of this Licensing Agreement are being met.

Effect of Existing or Probable Governmental Regulations on the Business

There is currently no effect of existing or probable governmental regulations on the Business.

Costs and Effects of Compliance with Environmental Law

There are currently no costs and effects of compliance with environmental law.

Research and Development

To date, we have not undertaken any research and development.

Employees

As of September 11, 2009, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. David Cheng Lee handles all the responsiblities in the area of business development and corporate administration. Ms. Hong Yang handles some responsibilities in the area of corporate administration.

Subsequent Events

On August 12, 2009, we entered into a letter of intent with JinXin Copper Holding Limited (“Jinxin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). LongDu is a corporation incorporated in the Shanghai Town, Nanjiang County, Sichuan Province, P.R.China and it owns prospecting permit no.510000073032 of Yang Tan Gold Mine (“Yang Tan”) for prospecting right area of 9.77Km² from January 19, 2009 to January 19, 2011.

Pursuant to the letter of intent, we will acquire all the rights to Yang Tan owned by JinXin. Within the first week following the execution of the letter of intent, we are required to pay the sum of $500,000 to Jin Xin for expenses relating to the application for the government exploitation permit for Yang Tan. Upon closing, we will also issue from treasury and deliver to JinXin Common shares of our capital stock, the number of which has yet to be determined, and pay any additional consideration that is agreed to be paid as part of the consideration in a definitive agreement between the parties. On August 18, 2009, the $500,000 to Jinxin has been paid pursuant to the Letter of Intend. Currently we have not determined the number of shares to JinXin yet.

Reports to Security Holders

We are not required to deliver an annual report to our security holders and we do not intend to send an annual report to our security holders. The public may read and copy any materials we have filed with the Commission at the

SEC’s Public Reference Room at 100F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Item 1A. Risk Factors

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of June 30, 2009, we have only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue. As at June 30, 2009, we had an accumulated deficit of $211,741 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated September 23, 2009, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, you may lose your entire investment.

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

We will require additional financing in the future. We may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of certain securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any additional issuance of our securities may dilute your interest in our company, which may reduce the value of your investment.

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

Because our directors and officers live outside of the United States, you may have no effective recourse against her for misconduct and may not be able to enforce judgment and civil liabilities against her.

David Lee, our President, Treasurer and Director, and Hong Yang, our Secretary and Director are nationals and residents of Canada, and all or a substantial portion of their assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against them, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Related to Our Business

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

Capital outflow policies in the People’s Republic of China may hamper our ability to expand our business and/or operations internationally. The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions we may consummate in the future.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2009, the exchange rate between the Renminbi Yuan and the United States dollar was 6.826 Renminbi Yuan to every one United States dollar.

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

We may not be able to obtain regulatory approvals for its products, which would cause us to cease operations.

The federal Food and Drug Administration and local Food and Drug Administration offices within the provincial and municipal governments regulate the manufacture and sale of health care products in the People’s Republic of China. Although we are not currently subject to direct federal, state, or local regulation in the People of Republic of China other than regulations applicable to businesses generally, it may be regulated by the Federal Food and Drug Administration and local Food and Drug Administration offices at the provincial government after our products becoming popular in China. At that time, our operations will cease if we are not able to obtain regulatory approvals for our products from the Federal Food and Drug Administration and each of the local Food and Drug Administration offices.

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

Item 2. Properties

Our executive and head office is located at Suite 1200, 1000 N. West Street, Wilmington, Delaware. No debt has accrued on account of rent payments owed. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “GCYT.” At the close of business on September 11, 2009, there were 16,237,300 shares of our common stock issued and outstanding. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of our common stock for the fiscal years ended June 30, 2009 and 2008 as follows:

Price Range of Common Stock

Quarter Ended	High	Low

September 30, 2008	0.51	0.51

December 31, 2008	0.51	0.51

March 31, 2009	0.51	0.51

June 30, 2009	0.51	0.51

Holders

At the close of business on September 11, 2009, the common shares of our company were held by approximately forty-eight (48) shareholders of record. Hong Yang, our secretary and director, held 2,115,250 shares (or 13.03%) of the outstanding common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

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

Recent Sales of Unregistered Securities

On August 15, 2009, we issued 625,000 restricted common shares at the price of $0.80 per share to one investor, Hou Yu Zhen. We relied on Regulation S, promulgated under Securities Act, as amended, for registration exemption of the issuance because Ms. Hou is a non-US resident.

On August 8, 2009, we issued 1,419,300 restricted common shares to Universe Crown Consultants Limited (“Universe Crown”) for consulting services, pursuant to a consulting agreement entered between us and Universe Crown dated August 8, 2009. Universe Crown is a Hongkong company with experience in general corporation planning and business advisory services. We relied on Regulation S, promulgated under Securities Act, as amended, for registration exemption of the issuance because Universe Crown is a non-US resident. We also relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act for exemption because Universe Crown is either an accredited investor or a sophisticated investor, the management of which possesses sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6: Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation

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

From the date of our incorporation on July 1, 2005 to June 30, 2009, we have been a development stage company that has only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue.

Our operating expenses are classified primarily into three categories:

1. consulting fees, which consists primarily of consulting fees for the year. The amount incurred by us during the year ended June 30, 2009 was $63,000, it is same compared to $63,000 for the year ended June 30, 2008.

2. general and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. The amount incurred by us during the year ended June 30, 2009 was $43,674 compared to $40,573 for the year ended June 30, 2008. The increase was primarily due to the increase in legal and audit fees as a result of our registering our shares with the SEC and becoming a public company; and,

3. travel, which cost us $1,043 during the year ended June 30, 2009, compared to $5,399 for the year ended June 30, 2008.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “GCYT”. As of September 11, 2009, our common stock was traded at $ 1.20 per share in the public market.

We will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors. On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of “going public” will be approximately $40,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Liquidity and Capital Resources

At June 30, 2009, our company had current assets of $3,649, including $2,152 in cash, compared to current assets of $6,296, including $4,799 in cash, for the year ended June 30, 2008.

As of June 30, 2009, we had working capital deficit of $92,091 compared to working capital deficit of $66,747 as of June 30, 2008. The $25,344 increase in the deficit was primarily due to increases in our accounts payable, accrued liabilities and generated revenue.

We generated revenues of $87,229 in the year ended June 30, 2009 and we generated revenues of $91,159 in the year ended June 30, 2008. We have generated revenues of $251,731 since inception to June 30, 2009. We have incurred a net loss of $211,741 from inception (July 1, 2005) to June 30, 2009.

As at June 30, 2009, our total current liabilities increased to $95,740 from $73,043 at June 30, 2008, primarily reflecting increases in our accounts payable, accrued liabilities and generated revenue.

Results of Operations – Year ended June 30, 2009

As of June 30, 2009, we are a development stage company that from inception to June 30, 2009 and has only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue.

We incurred a net loss of $25,344 for the year ended June 30, 2009, compared to a net loss of $44,659 for the year ended June 30, 2008. The decrease in the loss was primarily a result of our generated revenues of $87,229 during the period.

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

We expect to be able to satisfy our minimum cash requirements for the next four months. However, our capital requirements relating to the manufacturing and marketing of our products will continue to be significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate that we will require approximately $500,000 to $2,000,000 in additional financing for the next twelve months to be used as follows:

Operating expenditures
Accquision of Yang Tan Gold Mine	$500,000	- $1,000,000
Marketing	$100,000	- $200,000
General and Administrative	$80,000	- $100,000
Research and Development	$20,000	- $50,000
Working capital	$50,000	- $150,000

Total	$750,000	-$1,500,000

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

Off-Balance Sheet Arrangements and Contractual Obligations

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2009, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at June 30, 2009 approximate their carrying values.

Item 8 Financial Statements and Supplementary Data

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Golden Century Technologies Corporation
(A Development Stage Company)

June 30, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Golden Century Technologies Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Golden Century Technologies Corporation (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Golden Century Technologies Corporation (A Development Stage Company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 23, 2009

Golden Century Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2009	2008
	$	$
ASSETS
Current Assets
Cash	2,152	4,799
Other receivable	1,497	1,497
Total Assets	3,649	6,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 4(a))	47,367	12,758
Due to related parties (Note 3)	48,373	60,285
Total Liabilities	95,740	73,043
Contingencies and Commitments (Notes 1 and 4)
Subsequent Event (Note 8)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,193,000 shares	1,419	1,419
Additional Paid-in Capital	118,231	118,231
Deficit Accumulated During the Development Stage	(211,741)	(186,397)
Total Stockholders’ Deficit	(92,091)	(66,747)
Total Liabilities and Stockholders’ Deficit	3,649	6,296

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	July 1, 2005(Date	For the	For the
	of Inception) to	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2009	2009	2008
	$	$	$
Revenue
Sales	251,731	87,229	91,159
Cost of sales	(76,552)	(27,754)	(27,281)
Gross Profit	175,179	59,475	63,878

Operating Expenses
Consulting	264,459	63,000	63,000
General and administrative expenses	127,627	43,674	40,573
Travel	23,464	1,043	5,399
Total Operating Expenses	415,550	107,717	108,972
Loss from Operations	(240,371)	(48,242)	(45,094)
Other Income	28,630	22,898	435
Net Loss	(211,741)	(25,344)	(44,659)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		14,193,000	14,141,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	July 1, 2005(Date	For the	For the
	of Inception) to	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(211,741)	(25,344)	(44,659)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	47,750	–	2,500
Changes in operating assets and liabilities
Other receivable	(1,497)	–	(1,497)
Prepaid expenses	2,750	–	9,714
Accounts payable and accrued liabilities	74,867	34,609	4,349
Deferred revenue	–	–	(28,212)
Due to a related party	48,373	(11,912)	48,866
Net Cash Used for Operating Activities	(39,498)	(2,647)	(8,939)
Financing Activities
Proceeds from sale of common stock	41,650	–	–
Net Cash Provided by Financing Activities	41,650	–	–
Increase (Decrease) in Cash	2,152	(2,647)	(8,939)
Cash – Beginning of the Period	–	4,799	13,738
Cash – End of the Period	2,152	2,152	4,799
Non-Cash Financing and Investing Activities
Common shares issued to settle debt	27,500	–	27,500
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 1, 2005 (Date of Inception) to June 30, 2009
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$
Balance – July 1, 2005
(Date of Inception)	–	–	–	–	–	–
Issuance of common shares
for services at $0.001/share	10,000,000	1,000	9,000	–	–	10,000
Issuance of common shares
for cash at $0.05/share	333,000	33	16,617	–	–	16,650
Common stock subscribed at
$0.01/share	2,500,000	250	24,750	(25,000)	–	–
Net loss for the period	–	–	–	–	(29,244)	(29,244)
Balance – June 30, 2006	12,833,000	1,283	50,367	(25,000)	(29,244)	(2,594)
Issuance of common shares
for services at $0.05/share	660,000	66	32,934	–	–	33,000
Subscriptions received	–	–	–	25,000	–	25,000
Issuance of common shares
for services at $0.05/share	100,000	10	4,990	–	–	5,000
Net loss for the year	–	–	–	–	(112,494)	(112,494)
Balance – June 30, 2007	13,593,000	1,359	88,291	–	(141,738)	(52,088)
Issuance of common shares
for services at $0.05/share	600,000	60	29,940	–	–	30,000
Net loss for the year	–	–	–	–	(44,659)	(44,659)
Balance – June 30, 2008	14,193,000	1,419	118,231	–	(186,397)	(66,747)
Net loss for the year	–	–	–	–	(25,344)	(25,344)
Balance – June 30, 2009	14,193,000	1,419	118,231	–	(211,741)	(92,091)

(The accompanying notes are an integral part of these financial statements)

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2009, the Company has a working capital deficit of $92,091 and has accumulated losses of $211,741 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	d)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of June 30, 2009 and 2008.

F–6

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	e)	Financial Instruments and Risk

Fair Values:

Effective July 1, 2008, the first day of the Company's fiscal year 2009, the Company adopted SFAS 157 "Fair Value Measurements" and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115," for financial assets and liabilities. Adoption did not have a material effect on the Company's results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Concentrations:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. During the fiscal year ended June 30, 2009 and 2008, 100% of revenue came from one customer. For the fiscal years ended June 30, 2009 and 2008, the Company purchased 100% of its Liner products from two vendors.

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian dollars and Chinese Renminbi and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign currency risk.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company continually monitors timely payments and assesses any collection issues regarding accounts receivable. At the time of sale, any significant customer accounts that are not expected to be collected are excluded from revenues.

F–7

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in U.S. dollars)

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

	k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As at June 30, 2009, there are no dilutive securities outstanding.

	l)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then- existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been de-recognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

F–8

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

During the year, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of this statement is not expected have a material effect on the financial statements of the Company.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected have a material effect on the financial statements of the Company.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

F–9

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

a)

As at June 30, 2009, $35,308 (June 30, 2008 - $32,785) is owed to the President of the Company for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

b)

The Company incurred consulting fees of $30,000 (June 30, 2008 - $30,000) to a relative of the President of the Company. As at June 30, 2009, $13,065 (June 30, 2008 - $27,500) is owed to this person. Refer to note 4(a).

4.	Commitments

a)

The Company entered into agreements with two consultants to advise and assist the Company in its development for a term of one year beginning August 1, 2005. On August 1, 2008, the agreements were renewed for a further term of one year at $33,000 and $30,000, respectively. As at June 30, 2009, a total of $35,750 is included as accounts payable to the first consultant, and $13,065 is included in due to related parties for the other consultant, who is a relative of the President of the Company.

b)

On October 30, 2005, the Company entered into an agreement with Colo-Majic Liners, Inc., a company that owns the registered trademark for the Liner products. The Company will manufacture and supply 3,000,000 or more plastic liners every eighteen months, and will also be the designated distributor of the Liner product in the Asian market. The agreement is for a term of five years.

c)

The Company entered into an agreement dated September 28, 2006 with Colo-Majic Liners, Inc. (“Colo- Majic”) to grant the Company a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The Company must pay the following license fees on a bi-annual basis:

i) $1.00 for each box of three hundred of the Liner products during the first two years;

ii) $2.00 for each box of three hundred of the Liner products during the third and fourth years;

iii) $3.00 for each box of three hundred of the Liner products during the fifth and sixth years, and thereafter until termination of the license agreement.

On January 15, 2007, the agreement was amended to add additional territories of Hong Kong, Taiwan, Macau and the Middle East including United Arab Emirates, Saudi Arabia, Turkey, Egypt, Yemen, Oman, Israel, Iraq, Iran, Bahrain, Qatar and Jordan.

The terms of this Agreement shall be perpetual and be in full force and effect as long as the terms and conditions of this agreement are being met.

d)

On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (“T- Ray”), granting T-Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey. On January 16, 2008 this agreement was terminated.

F–10

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in U.S. dollars)

5.	Common Stock

On August 1, 2007, the Company issued 600,000 shares of common stock with a fair value of $30,000 for consulting services to a relative of the President of the Company.

6.	Income Taxes

The Company has incurred total net operating losses of $207,600 since inception which expire beginning in fiscal 2026.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss for the year ended June 30, 2009 as a result of the following:

	2009	2008
	$	$
Income tax benefit computed at the statutory rate	8,870	15,631
Permanent differences	(43)	(476)
Change in valuation allowance	(8,827)	(15,155)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2009, after applying enacted corporate income tax rates, are as follows:

	2009	2008
	$	$
Deferred income tax assets
Net operating loss carried forward	72,660	63,840
Valuation allowance	(72,660)	(63,840)
Net deferred income tax asset	–	–

7.	Fair Value Measurements

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

Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

F–11

Golden Century Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Expressed in U.S. dollars)

7.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2009 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$

Assets:
Cash	2,152	–	–	2,152

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

8.	Subsequent Event

	a)	On August 8, 2009, the Company issued 1,419,300 shares of common stock for consulting services pursuant to a consulting agreement.

b)

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”).

Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. Within the first week following the execution of the Letter of Intent, the Company is required to pay $500,000 to JinXin for expenses relating to the application for the government exploitation permit for Yang Tan. Upon closing the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent.

	c)	On August 15, 2009, the Company issued 625,000 shares of common stock at $0.80 per share.

	d)	The Company evaluated all events or transactions that occurred after June 30, 2009 up through September 23, 2009, the date the Company issued these financial statements.

F–12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and President, David Lee. Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and President, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee Financial Expert: Our audit committee has deficiencies due to the fact that it does not have an audit committee financial expert.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and President, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and President, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors, Executive Officers, Promoters and Control Persons

Our directors hold office until the next annual meeting of the stockholders or until her successor has been elected and qualified. The officers of our company are appointed by our directors and hold office until their death, resignation or removal from office. As of June 30, 2009, the names, age, positions held, and dates first elected or appointed of our directors and executive officers are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Cheng Lee	Chief Executive Officer, President, Treasurer and Director	39	June 2009
Hong Yang	Secretary and Director	39	July 2005

Business Experience

Hong Yang

Ms. Hong Yang has been the President, Treasurer, Secretary and sole director of Golden Century Technologies Corporation since July 1, 2005 (inception of the Company) and is our original founder. On June 25, 2009, she has resigned as the president and treasurer but continue to be our secretary and director. For the last five years, her focus has been in the business development in the health care industry in China.

David Cheng Lee

Mr. David Cheng Lee is a business executive who over the years has worked with leading technology companies in China, Hong Kong, the USA and Canada. As the founder of MBN Communications Systems International Ltd, one of the leaders in broadband wireless internet software and hardware communications products and services, Mr. Lee has successfully assembled teams of technology experts and financed the development of new innovative technologies, software and hardware management systems. From year 2001, he has been the Chairman & CEO of the company. Mr. Lee leads the company’s effort to identify, select and develop innovative marketing and business development strategies. Under his leadership, the company has successfully extended its business network from

North America to China, South America and Australia. Mr. Lee has not previously held any positions as a director or officer of a public company. Mr. Lee has taken computer training at the British Columbia Institute of Technology.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2009, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Nomination for Directors

All proceedings of the board of directors for the year ended June 30, 2009 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, David Cheng Lee, at the address appearing on the first page of this annual report.

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

Audit Committee and Audit Committee Financial Expert

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

Item 11. Executive Compensation

No executive officer of our company received an annual salary and bonus during the period from inception on July 1, 2005 to June 30, 2009.

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2009.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended June 30, 2009:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended June 30, 2009; and,

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we may collectively refer to as the named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options granted	Option Awards ($)(5)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
David Cheng Lee, President, Treasurer and Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Yang, Secretary and Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Stock Options and Stock Appreciation Rights

From the date of inception July 1, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hong Yang	Nil	Nil	Nil	--	--	Nil	Nil	Nil	Nil
David Lee	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation Of Directors

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

On or about July 5, 2005, we approved the issuance of 10,000,000 shares of its common stock to Hong Yang for services rendered in the amount of $10,000. The terms of this transaction were determined by the Board of Directors.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Granted	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Hong Yang	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Lee	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

As of June 30, 2009, the director, Hong Yang provides management services and office premises to our company. We have no written agreement with Ms. Yang for the provision of services or her compensation and she is not compensated for her services. On July 1, 2009, we signed an employment agreement with Hong Yang for a monthly salary of $3,000 for a period of six months.

As of June 30, 2009, the director, David Cheng Lee provides business development to our company since June 25, 2009. We have no written agreement with Mr. Lee for the provision of services or his compensation and he is not compensated for his services. On July 1, 2009, we signed an employment agreement with David Cheng Lee for a monthly salary of $3,000 for a period of six months.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting us for overseas production and marketing management, business development in China and the consulting agreements were terminated on July 31, 2009.

On July 1, 2009, we have engaged with Acme Group Consultants Limited as our independent consultant in the areas of assisting us for business development.

On July 1, 2009, we have also engaged with Mr. Au as our independent consultant in the area of assisting us for business development.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

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

The following table sets forth, as of June 30, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
David Cheng Lee	Nil	Nil
Hong Yang Room 707 Zhidi Building, No. 6 Jiao Chang Xi Road, Guangzhou, China	2,115,250(3)	13.03%
Total (directors and officers as a group)	2,115,250	13.03%

(1)

Rule 13d-3 under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2009.

(2)	Based on 16,237,300 shares outstanding as of September 11, 2009.

(3)	Of these, 2,115,250 are held directly by Hong Yang.

Item 13. Certain Relationships And Related Transactions, Director Independence

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

Ms. Hong Yang has been our President, Treasurer, Secretary and sole director since our inception (July 1, 2005). She is also our original founder. On June 25, 2009, she has resigned as the president and treasurer but continue to be our secretary and director.

On or about July 5, 2005, we approved the issuance of 10,000,000 shares of its common stock to Hong Yang for services rendered in the amount of $10,000. The terms of this transaction were determined by the Board of Directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended June 30, 2009 and June 30, 2008:

Services	2009	2008
Audit fees	$15,725.33	$17,342.55
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$15,725.33	$17,342.55

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliott LLP for the fiscal years ended June 30, 2009 and June 30, 2007 in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15 Exhibits, Financial Statement Schedules

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

(5)

Form 8K filed with SEC on July 1, 2009 regarding Changes in Control of Registrant and Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers

(5)	Form 8K filed with SEC on August 12, 1009 regarding IEntry into a Material Definitive Agreement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN CENTURY TECHNOLOGIES CORPORATION

By:   /s/ David Cheng Lee
         David Cheng Lee, Chief Executive Officer, President and Director
         (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
         Date: September 28, 2009