Form 10-Q
period 2009-09-30
GOLDEN CENTURY RESOURCES Ltd
filed 2009-11-16
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-52842

GOLDEN CENTURY RESOURCES LIMITED
(Exact name of registrant as specified in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 2711 Centervill Road, Wilmintong, Delaware, 19808
(Address of principal executive offices) (zip code)

(302) 295-4937
(Registrant’s telephone number, including area code)

Golden Century Technologies Corporation
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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 9, 2009, there were 16,237,300 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report.

(i) Condensed Balance Sheets as at September 30, 2009 (unaudited) and June 30, 2009;

(ii) Condensed Statements of Operations (unaudited) for the three months ended September 30, 2009 and 2007 and for the period from inception (July 1, 2005) to September 30, 2009;

(iii) Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 2009 and 2008; and

(iv) Notes to Condensed Financial Statements (unaudited) for the three months ended September 30, 2009.

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)

September 30, 2009

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2009	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	16,041	2,152
Other receivable	1,497	1,497
Prepaid expenses	9,211	–
Total Assets	26,749	3,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	145,708	47,367
Due to related parties (Note 4)	118,911	48,373
Total Liabilities	264,619	95,740
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 16,237,300 shares (June 30, 2009 – 14,193,000 shares)	1,624	1,419
Additional Paid-in Capital	1,703,466	118,231
Deficit Accumulated During the Development Stage	(1,942,960)	(211,741)
Total Stockholders’ (Deficit)	(237,870)	(92,091)
Total Liabilities and Stockholders’ (Deficit)	26,749	3,649

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$

Revenue
Sales	251,731	–	–
Cost of sales	(76,552)	–	–

Gross Profit	175,179	–	–

Operating Expenses

Consulting	305,709	41,250	15,750
General and administrative expenses	170,164	42,537	10,431
Mineral property costs	500,000	500,000	–
Stock-based compensation	1,135,440	1,135,440	–
Travel	35,456	11,992	–

Total Operating Expenses	2,146,769	1,731,219	26,181

Loss from Operations	(1,971,590)	(1,731,219)	(26,181)

Other Income	28,630	–	–

Net Loss	(1,942,960)	(1,731,219)	(26,181)

Net Loss Per Share – Basic and Diluted		(0.11)	–

Weighted Average Shares Outstanding		15,323,000	14,193,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(1,942,960)	(1,731,219)	(26,181)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	1,183,190	1,135,440	–
Changes in operating assets and liabilities
Accounts receivable	(1,497)	–	–
Prepaid expenses	(6,461)	(9,211)	–
Accounts payable and accrued liabilities	173,208	98,341	9,384
Due to a related party	118,911	70,538	12,429
Net Cash Used for Operating Activities	(475,609)	(436,111)	(4,368)
Financing Activities
Proceeds from sale of common stock	491,650	450,000	–
Net Cash Provided by Financing Activities	491,650	450,000	–
Increase (Decrease) in Cash	16,041	13,889	(4,368)
Cash – Beginning of the Period	–	2,152	4,799
Cash – End of the Period	16,041	16,041	431
Non-Cash Financing and Investing Activities
Common shares issued for services	1,135,440	1,135,440	–
Common shares issued to settle debt	27,500	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Golden Century Technologies Corp. (the “Company”) was incorporated in the State of Delaware on July 1, 2005 and changed its name to Golden Century Resources Limited on September 8, 2009. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company is based in Wilmington, Delaware, and its principal business is the production and distribution of Flushable Colostomy and Ostomy Pouch Liners (the “Liners”) for colostomy and ostomy patients. The Company has entered into two agreements with Colo- Majic Liners, Inc. (“Colo-Majic”), the inventor of the Liner product. The first agreement is to supply the Liner products to the North American market, and the second agreement is to manufacture, market and distribute the Liner product in the People’s Republic of China.

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin. On August 15, 2009, the Company paid $500,000 to JinXin, to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent. Mining operations will be another principal business of the Company going forward.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, the Company has working deficit of $237,870 and has accumulated losses of $1,942,960 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since inception, the Company has funded operations through the issuance of capital stock. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

The Company was incorporated in the State of Delaware on July 1, 2005. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K filed on September 28, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the three months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

F–4

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
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

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of September 30, 2009 and June 30, 2009.

	f)	Basic and Diluted Net Income (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260 Earnings Per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	g)	Financial Instruments and Risk

The Company’s financial instruments consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

F–5

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	h)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and Chinese Renminbi and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

	k)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	l)	Mineral Property Costs

The Company has recently engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and bankable feasibility, the costs incurred to develop such property are capitalized.

F–6

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Revenue Recognition

Revenues consist of the sale of the plastic liners and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the products shipped, and collectibility is reasonably assured.

The Company continually monitors timely payments and assesses any collection issues regarding accounts receivable. At the time of sale, any significant customer accounts that are not expected to be collected are excluded from revenues.

	n)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

	o)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855-10, Subsequent Events – Overall, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements. Refer to Note 8.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). On August 15, 2009, and pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin by paying $500,000 to JinXin. The amount is to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company expensed the $500,000 payment as there is no certainty that the property can be economically developed, nor contains proven or probable reserves.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent.

F–7

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

4.	Related Party Transactions

a)

On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month for a period of six months. As at September 30, 2009, $54,827 (June 30, 2009 - $35,308) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

b)

The Company incurred consulting fees of $2,500 (2008 - $7,500) to a relative of the Secretary of the Company. As at September 30, 2009, $15,565 (June 30, 2009 - $13,065) is owed to this person. Refer to note 5(c).

c)

On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month for a period of six months. As at September 30, 2009, $48,519 (June 30, 2009 - $Nil) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

5.	Commitments

a)

On July 1, 2009, the Company entered into an agreement with two consultants for services to the Company at $3,000 per month each for a period of six months. As at September 30, 2009, a total of $18,000 is included in accounts payable.

b)

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company issued the consultant 1,419,300 restricted shares of common stock with a fair value of $1,135,440. As at September 30, 2009, the amount was charged to operations as stock-based compensation.

c)

The Company entered into agreements with two consultants to advise and assist the Company in its development beginning August 1, 2005 at $33,000 and $30,000 per year, respectively. On August 1, 2009, the agreements were terminated. As at September 30, 2009, a total of $38,500 is included as accounts payable to the first consultant, and $15,565 is included in due to related parties for the other consultant, who is a relative of the President of the Company.

d)

On October 30, 2005, the Company entered into an agreement with Colo-Majic Liners, Inc., a company that owns the registered trademark for the Liner products. The Company will manufacture and supply 3,000,000 or more plastic liners every eighteen months, and will also be the designated distributor of the Liner product in the Asian market. The agreement is for a term of five years.

e)

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

f)

On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (“T- Ray”), granting T-Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

F–8

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

6.	Common Stock

	a)	On August 8, 2009, the Company issued 1,419,300 shares of common stock with a fair value of $1,135,440 for consulting services pursuant to a consulting agreement.

	b)	On August 15, 2009, the Company issued 625,000 shares of common stock at $0.80 per share pursuant to a private placement for cash proceeds of $450,000, net of issue costs of $50,000.

7.	Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2009 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$

Assets:
Cash	16,041	–	–	16,041

8.	Subsequent Event

On November 12, 2009, the Company entered into debt settlement agreements with three consultants, including two related parties, for the termination and satisfaction of debt to the Company. The parties released and discharged the Company from any potential liabilities related to the debts. The total amount of debt settled is $89,373, of which $38,500 is included in accounts payable and accrued liabilities, and $50,873 is included in due to related parties.

Pursuant to ASC 855-10, we have evaluated all events or transactions that occurred from September 30, 2009 through November 13, 2009, the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events except as noted above.

F–9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

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

Where we say "we", "us", "our" or "the Company", we mean Golden Century Resources Limited.

OVERVIEW

We are a Delaware Corporation established on July 1, 2005. On September 8, 2009, we completed a merger with our subsidiary, Golden Century Resources Limited, a Delaware corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Golden Century Technologies Corporation” to “Golden Century Resources Limited”.

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, we agreed to acquire all the rights to Yang Tan owned by JinXin. On August 15, 2009, the Company paid $500,000 to JinXin, to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent. Mining operations will be another principal business of the Company going forward. We expect the closing to take place on or before the end of this year.

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to September 30, 2009, we have generated total revenues of only $251,731 but as of September 30, 2009, we have incurred total operating expenses of $2,146,769 and an accumulated deficit of $1,942,960 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2009, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at September 30, 2009 approximate their carrying values.

Employees

As of September 30, 2009, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. David Cheng Lee handles all the responsiblities in the area of business development and corporate administration. Ms. Hong Yang handles some responsibilities in the area of corporate administration.

August 1, 2005, we have also engaged two independent consultants in the areas of assisting us for overseas production and marketing management, business development in China and the consulting agreements were terminated on July 31, 2009.

On July 1, 2009, the Company entered into an agreement with Acme Group Consultants Limited for services to the Company at $3,000 per month for a period of six months

On July 1, 2009, the Company entered into an agreement with Mr. Au for services to the Company at $3,000 per month for a period of six months

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company issued the consultant 1,419,300 restricted shares of common stock with a fair value of $1,135,440. As at September 30, 2009, $1,135,440 was charged to operations as stock-based compensation.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008, and for the Period from July 1, 2005 (Date of Inception) to September 30, 2009

Since our inception on July 1, 2005 to September 30, 2009, we have only generated revenues of $251,731. For the three months ended September 30, 2009 we incurred a net loss of $1,731,219 compared to a net loss of $26,181 for the three months ended September 30, 2008. Most of the increase in the net loss is the result of mineral property costs paid for $500,000 and prepaid consulting services fees at fair value of $1,135,440 for Universe Crown Consultants Limited during the period. From July 1, 2005 (Date of Inception) to September 30, 2009, we incurred a net loss of $1,942,960. Our net loss per share was 0.11 for the three months ended September 30, 2009, nil for the three months ended September 30, 2008 and nil for the period from July 1, 2005 (Date of Inception) to September 30, 2009.

Our total operating expenses were $1,731,219 for the three months ended September 30, 2009, compared to $26,181 for the same period ended September 30, 2008, an increase of approximately $1,707,038 resulting from increases of mineral property costs of $500,000, prepaid consulting services fees at fair value of $1,135,440 for Universe Crown Consultants Limited and professional fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to September 30, 2009, we incurred total operating expenses of $2,146,769.

Our consulting fees of $41,250 for the three months ended September 30, 2009 consisted of amounts paid to four independent consultants and two full time employees, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended September 30, 2008, an increase of approximatedly $25,500 resulting from an crease of two more consultants and two more full time employees. From July 1, 2005 (Date of Inception) to September 30, 2009, our consulting fees were $305,709.

Our general and administrative fees for the three months ended September 30, 2009 were $42,537, compared to $10,431 for the same period ended September 30, 2008. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $32,106 primarily resulting from an increase of professional fees including legal, accounting and auditing fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to September 30, 2009, we incurred general and administrative expenses of $170,164.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2009, we had a working deficit of 237,870, our deficit accumulated during the development stage was $1,942,960. For the period ended September 30, 2009, we had cash of $16,041. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

Audit Committee

The functions of the audit committee are currently carried out by our board of directors. Our board of directors have determined that we do not have a director that is an audit committee financial expert carrying out the duties of the audit committee. Our board of directors have determined that the cost of hiring a financial expert to act as a director of our company and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of September 30, 2009, we have only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue. As at September 30, 2009, we had an accumulated deficit of $1,942,960 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated September 26, 2009, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

RISKS RELATING TO MINING

We do not yet hold any rights to any mineral properties. There is no assurance that we will obtain the rights to the Yang Tan Gold Mine, the only property that we intend to explore at present.  If we do obtain the rights in the Yang Tan Gold Mine, there is no assurance that we will establish the existence of any mineral resource there in commercially exploitable quantities. If we do not do so, we will lose all of the funds that we spend on exploration and our share price likely will decline substantially.

We have not obtained the rights to explore the Yang Tan Gold Mine.  We have not established that there are commercially viable mineral reserves on that property.  There can be no assurance that we ever will be able to obtained the rights to explore the Yang Tan Gold Mine or discover commercially viable mineral reserves there. If we do not, we will lose all of the funds that we spend on exploration and our share price likely will decline substantially.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote.  If we do obtain the rights to explore the Yang Tan Gold Mine, in all probability it will not contain a ‘reserve’ and any funds that we spend on exploration will probably be lost.

The commercial viability of any potential mineral reserve depends on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors are beyond the control of the company and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we obtain the rights to a mineral property discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail. We can give no assurance that we can remain in compliance with all government regulations and requirements. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with the planned exploration of any mineral properties to which we may acquire rights to explore.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2009, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.14639 United States dollar.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu

Exhibit
Number	Description
10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang
10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang
10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2008 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.7(2)	Distribution Agreement dated January 16, 2008 between Golden Century Technologies Corporation and T- Ray Science, Inc.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(5)

Form 8K filed with SEC on July 1, 2009 regarding Changes in Control of Registrant and Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers

(5)	Form 8K filed with SEC on August 12, 1009 regarding Entry into a Material Definitive Agreement
(5)	Form 8K filed with SEC on Octboer 8, 2009 regarding Amendments to Articles of Incorporation or Bylaws;

(1)	Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.
(2)	Exhibit already on file - exhibit to our Form 8-K filed January 18, 2008.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Resources Limited
(Registrant)

/s/ David Cheng Lee
Date: November 14, 2009	David Cheng Lee
President and Director
Director
(Principal Executive Officer, Principal Financial Officer)