Form 10-K/A
period 2009-06-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-02-17
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52842

GOLDEN CENTURY RESOURCES LIMITED
(Name of small business issuer in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 400, 2711 Centervill Road
Wilmington, Delaware	19808
(Address of principal executive offices)	(Zip Code)

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

Explanatory Note: This Amendment No. 1 on Form 10-K/A constitutes an amendment to our quarterly report on Form 10-K for the quarter ended June 30, 2009 that was originally filed with the Securities and Exchange Commission on September 28, 2009. This Amendment is being filed solely for the purpose of correcting the disclosure in the Item 15 Exhibits, Financial Statement Schedules and the content of the Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and to include a Section 302 certification for the principal financial officer.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the original filing of the Form 10-K.

Item 15 Exhibits, Financial Statement Schedules

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2, filed on December 22, 2006)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

(10)	Material Contracts

10.1	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.2	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.3	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.4	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu(attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.5	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.6	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.(attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.7	Amended Licensing Agreement dated January 15, 2007 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc. attached as an exhibit to our Form 8-K filed on January 18, 2007)

10.8	Distribution Agreement dated January 16, 2007 between Golden Century Technologies Corporation and T-Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)

(23)	Consents of Experts & Counsel

23.1	Consent of Independent Auditor (Consent of Manning Elliott LLP, Chartered Accountants) (attached as an exhibit to our Form 10-K filed on September 28, 2009)

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: February 16, 2010