Form 10-Q/A
period 2009-09-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-02-17
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A
Amendment No. 1

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

Explanatory Note: This Amendment No. 1 on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2009 that was originally filed with the Securities and Exchange Commission on November 16, 2009. This Amendment is being filed solely for the purpose of correcting the disclosure in the Item 4T Controls and Procedures and to provide a Certification of our Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the original filing of the Form 10-Q.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang
10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang
10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2008 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.7(2)	Distribution Agreement dated January 16, 2008 between Golden Century Technologies Corporation and T- Ray Science, Inc.
31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(5)	Form 8K filed with SEC on July 1, 2009 regarding Changes in Control of Registrant and Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers
(5)	Form 8K filed with SEC on August 12, 1009 regarding Entry into a Material Definitive Agreement
(5)	Form 8K filed with SEC on October 8, 2009 regarding Amendments to Articles of Incorporation or Bylaws;

(1) Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.
(2) Exhibit already on file - exhibit to our Form 8-K filed January 18, 2008.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Resources Limited
(Registrant)

/s/ David Cheng Lee
Date: February 16, 2010	David Cheng Lee
President and Director
Director
(Principal Executive Officer, Principal Financial Officer)