Form 10-Q
period 2009-12-31
GOLDEN CENTURY RESOURCES Ltd
filed 2010-02-22
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from to

Commission File No. 000-52842

GOLDEN CENTURY RESOURCES LIMITED
(Exact name of registrant as specified in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 1200, 1000 N. West Street, Wilmintong, Delaware, 19801
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 31, 2009, there were 14,818,000 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Each of the following items is contained in our Condensed Financial Statements and form part of this quarterly report:

(i) Balance Sheets as at December 31, 2009 (unaudited) and June 30, 2009;

(ii) Statements of Operations (unaudited) for the three and six months ended December 31, 2009 and 2008 and for the period from inception (July 1, 2005) to December 31, 2009;

(iii) Statements of Cash Flows (unaudited) for the three and six months ended December 31, 2009 and 2008; and

(iv) Notes to the Financial Statements (unaudited).

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)

December 31, 2009

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2009	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	129,714	2,152
Other receivable	1,497	1,497
Prepaid expenses and deposit	1,000,000	–
Total Assets	1,131,211	3,649
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 8)	1,209,012	47,367
Due to related parties (Note 4)	100,712	48,373
Total Liabilities	1,309,724	95,740
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,818,000 shares (June 30, 2009 – 14,193,000 shares)	1,482	1,419
Additional Paid-in Capital	568,168	118,231
Common stock subscribed (Note 6(c))	710,000	–
Deficit Accumulated During the Development Stage	(1,458,163)	(211,741)
Total Stockholders’ Deficit	(178,513)	(92,091)
Total Liabilities and Stockholders’ Deficit	1,131,211	3,649

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three	For the Six	For the Six
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$
Revenue
Sales	251,731	–	–	–	–
Cost of sales	(76,552)	–	–	–	–
Gross Profit	175,179	–	–	–	–
Operating Expenses
Consulting	341,709	36,000	15,750	77,250	31,500
General and administrative expenses	231,927	61,763	17,986	104,300	28,417
Stock-based compensation	1,135,440	–	–	1,135,440	–
Travel	42,269	6,813	–	18,805	–
Total Operating Expenses	1,751,345	104,576	33,736	1,335,795	59,917
Loss from Operations	(1,576,166)	(104,576)	(33,736)	(1,335,795)	(59,917)
Other Income	28,630	–	22,898	–	22,898
Gain on debt settlement (Note 4 and 5)	89,373	89,373	–	89,373	–
Net Loss	(1,458,163)	(15,203)	(10,838)	(1,246,422)	(37,019)
Net Loss Per Share – Basic and Diluted		–	–	(0.09)	–
Weighted Average Shares Outstanding		14,818,000	14,193,000	14,662,000	14,193,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005(Date	For the Six	For the Six
	of Inception) to	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(1,458,163)	(1,246,422)	(37,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(89,373)	(89,373)	–
Stock-based compensation	1,183,190	1,135,440	–
Changes in operating assets and liabilities
Accounts receivable	(1,497)	–	–
Prepaid expenses and deposits	(997,250)	(1,000,000)	–
Accounts payable and accrued liabilities	139,572	64,705	18,729
Due to a related party	151,585	103,212	15,297
Net Cash Used for Operating Activities	(1,071,936)	(1,032,438)	(2,993)
Financing Activities
Proceeds from sale of common stock	491,650	450,000	–
Common stock subscribed	710,000	710,000	–
Net Cash Provided by Financing Activities	1,201,650	1,160,000	–
Increase (Decrease) in Cash	129,714	127,562	(2,993)
Cash – Beginning of the Period	–	2,152	4,799
Cash – End of the Period	129,714	129,714	1,806
Non-Cash Financing and Investing Activities
Common shares issued to settle debt	27,500	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin. On August 15, 2009 and December 18, 2009, the Company paid $500,000 and $500,000, respectively, to JinXin, to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining operations will be another principal business of the Company going forward.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2009, the Company has a working deficit of $178,513 and has accumulated losses of $1,458,163 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2009, and the results of its operations and cash flows for the six months ended December 31, 2009 and 2008. The results of operations for the six months ended December 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

F–4

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
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

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of December 31, 2009 and June 30, 2009.

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
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

h)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
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

o)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events – Overall, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 8.

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). On August 15, 2009, and pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin by paying $500,000 to JinXin, and paid a further $500,000 on December 18, 2009. The amount is to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent.

F–7

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

4.	Related Party Transactions

a)

On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month for a period of six months. As at December 31, 2009, $26,909 (June 30, 2009 - $35,308) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand. On November 12, 2009, the Company entered into a debt settlement agreement with this individual to settle amounts owing of $35,308, which has been recorded as a gain on debt settlement.

b)

The Company incurred consulting fees of $2,500 (2008 - $15,000) to a relative of the Secretary of the Company. As at December 31, 2009, $Nil (June 30, 2009 - $13,065) is owed to this person. On November 12, 2009, the Company entered into a debt settlement agreement with this individual to settle amounts owing of $15,565, which has been recorded as a gain on debt settlement. Refer to Note 5(c).

c)

On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month for a period of six months. As at December 31, 2009, $73,803 (June 30, 2009 - $Nil) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

5.	Commitments

a)	On July 1, 2009, the Company entered into an agreement with two consultants for services to the Company at $3,000 per month each, for a period of six months.

b)

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company issued the consultant 1,419,300 restricted shares of common stock with a fair value of $1,135,440. As at December 31, 2009, the amount was charged to operations as stock-based compensation.

c)

The Company entered into agreements with two consultants to advise and assist the Company in its development beginning August 1, 2005 at $33,000 and $30,000 per year, respectively. On August 1, 2009, the agreements were terminated. On November 12, 2009, the Company entered into a debt settlement agreement with these individuals to settle amounts owing of $38,500 and $15,565, respectively, which has been recorded as a gain on debt settlement.

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

This license expires on April 21, 2015. This license will continue until April 21, 2015 as long as the terms and conditions of this agreement are being met.

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
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

6.	Common Stock

a)

On August 8, 2009, the Company signed an agreement with a consultant for services to be compensated by issuance of 1,419,300 shares of common stock with a fair value of $1,135,440 pursuant to the agreement. The shares have not been issued yet and are included in accrued liabilities (Note 8).

b)	On August 15, 2009, the Company issued 625,000 shares of common stock at $0.80 per share pursuant to a private placement for cash proceeds of $450,000, net of issue costs of $50,000.

c)

During the period ended December 31, 2009, the Company received proceeds of $770,000 for 820,000 shares of common stock subscribed at $1.00 per share pursuant to a private placement. Subscriptions of $50,000 were received subsequently. The private placement costs were $82,000.

7.	Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2009 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Assets:
Cash	129,714	–	–	129,714

8.	Accounts Payable And Accrued Liabilities
		December 31, 2009	June 30, 2009
		$	$

	Accounts payable	73,572	47,367
	Accrued consulting services (Note 6(a))	1,135,440	–

		1,209,012	47,367

9.	Subsequent Event

Pursuant to ASC 855, we have evaluated all events or transactions that occurred from December 31, 2009 through February 22, 2010, the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events, except as noted in Note 6(c).

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

On December 18, 2009, we entered into a letter agreement with JinXin Copper Holdings Limited (“JinXin”) whereby we have paid the remaining deposit of $500,000 owing pursuant to the Letter of Intent dated August 12, 2009 with JinXin. We paid the first deposit of $500,000 on August 18, 2009. Pursuant to the Letter of Intent , we will acquire all the rights to prospecting permit no. 5100000730032 of Yang Tan Gold Mine owned by JinXin.

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to December 31, 2009, we have generated total revenues of only $251,731 but as of December 31, 2009, we have incurred total operating expenses of $1,751,345 and an accumulated deficit of $1,458,163 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

We intend to promote the Colo-Majic® Flushable Colostomy and Ostomy Pouch Liners throughout Mainland of China, Hong Kong, Macau and Taiwan;

We intend to promote Colo-Majic® Flushable Colostomy and Ostomy Pouch Liners to the Middle East through T-Ray Science, Inc., with whom we have signed an agreement that allows T-Ray to promote, sell and distribute the Liners in the Middle East. This agreement is attached as an exhibit to this form.; and,

We intend to continue to expand our revenue sources outside Colo-Majic. We intend to continue to pursue opportunities with other health care products.

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

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2009, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2009 approximate their carrying values.

Employees

As of December 31, 2009, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. David Cheng Lee handles all the responsiblities in the area of business development and corporate administration. Ms. Hong Yang handles some responsibilities in the area of corporate administration.

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

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company issued the consultant 1,419,300 restricted shares of common stock with a fair value of $1,135,440. As at December 31, 2009, $1,135,440 was charged to operations as stock-based compensation.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended December 31, 2009 Compared to Three Months ended December 31, 2008, and for the Period from July 1, 2005 (Date of Inception) to December 31, 2009

Since our inception on July 1, 2005 to December 31, 2009, we have only generated revenues of $251,731. For the three months ended December 31, 2009 we incurred a net loss of $15,203compared to a net loss of $10,838 for the three months ended December 31, 2008. Most of the increase in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to December 31, 2009, we incurred a net loss of $1,458,163. Our net loss per share was nil for the three months ended December 31, 2009, nil for the three months ended December 31, 2008 and nil for the period from July 1, 2005 (Date of Inception) to December 31, 2009.

Our total operating expenses were $104,576 for the three months ended December 31, 2009, compared to $33,736 for the same period ended December 31, 2008, an increase of approximately $70,840 resulting from increases of administrative expenses and professional fees during the period. From July 1, 2005 (Date of Inception) to December 31, 2009, we incurred total operating expenses of $1,751,345.

Our consulting fees of $36,000 for the three months ended December 31, 2009 consisted of amounts paid to four independent consultants and two full time employees, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended December 31, 2008, an increase of approximatedly $20,250 resulting from an crease of two more consultants and two more full time employees. From July 1, 2005 (Date of Inception) to December 31, 2009, our consulting fees were $341,709.

Our general and administrative fees for the three months ended December 31, 2009 were $61,763, compared to $17,986 for the same period ended December 31, 2008. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $43,777 primarily resulting from an increase of professional fees including legal, accounting and auditing fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to December 31, 2009, we incurred general and administrative expenses of $231,927.

Results of Operations for the Six Months ended December 31, 2009 Compared to Six Months ended December 31, 2008, and for the Period from July 1, 2005 (Date of Inception) to December 31, 2009

Since our inception on July 1, 2005 to December 31, 2009, we have only generated revenues of $251,731. For the six months ended December 31, 2009 we incurred a net loss of $1,246,422compared to a net loss of $37,019 for the six months ended December 31, 2008. Most of the increase in the net loss is the result of mineral property costs paid for $1,000,000 and prepaid consulting services fees at fair value of $1,135,440 for Universe Crown Consultants Limited during the period. From July 1, 2005 (Date of Inception) to December 31, 2009, we incurred a net loss of $1,458,163. Our net loss per share was 0.09 for the six months ended December 31, 2009, nil for the six months ended December 31, 2008 and nil for the period from July 1, 2005 (Date of Inception) to December 31, 2009.

Our total operating expenses were $1,335,795 for the six months ended December 31, 2009, compared to $59,917 for the same period ended December 31, 2008, an increase of approximately $1,275,878resulting from increases of mineral property costs of $1,000,000, prepaid consulting services fees at fair value of $1,135,440 for Universe Crown Consultants Limited and professional fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to December 31, 2009, we incurred total operating expenses of $1,751,345.

Our consulting fees of $77,250 for the six months ended December 31, 2009 consisted of amounts paid to four independent consultants and two full time employees, compared to $31,500 consisted of amounts paid to two independent consultants for the same period ended December 31, 2008, an increase of approximatedly $45,750 resulting from an crease of two more consultants and two more full time employees. From July 1, 2005 (Date of Inception) to December 31, 2009, our consulting fees were $341,709.

Our general and administrative fees for the six months ended December 31, 2009 were $104,300 compared to $28,417 for the same period ended December 31, 2008. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $75,883primarily resulting from an increase of professional fees including legal, accounting and auditing fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to December 31, 2009, we incurred general and administrative expenses of $231,927.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2009, we had a working deficit of 178,513, our deficit accumulated during the development stage was $1,458,163. For the period ended December 31, 2009, we had cash of $129,714. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of December 31, 2009, we have only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue. As at December 31, 2009, we had an accumulated deficit of $1,458,163 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2009, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.14639 United States dollar.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On December 22, 2009, we completed a private placement of 320,000 shares to one investor at $1.00 per share for proceeds of $320,000. In issuing these shares, we relied on the exemption provided by Regulation S.

On January 21, 2010, we completed a private placement of 300,000 shares to three investors at $1.00 per share for proceeds of $300,000. In issuing these shares, we relied on the exemption provided by Regulation S.

On February 18, 2010, we completed a private placement of 200,000 shares to one investor at $1.00 per share for proceeds of $200,000. In issuing these shares, we relied on the exemption provided by Regulation S.

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
(5)	Form 8K filed with SEC on December 22, 2009 regarding Entry into a Material Definitive Agreement

(1)	Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.

(2)	Exhibit already on file - exhibit to our Form 8-K filed January 18, 2008.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Resources Limited
(Registrant)

/s/ David Cheng Lee
Date: February 14, 2010	David Cheng Lee
President and Director
(Principal Executive Officer, Principal Financial Officer)