Form 10-Q/A
period 2009-09-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-02-24
CIK 1378625

10-Q 1 form10q.htm QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 2

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

Explanatory Note: This Amendment No. 2 on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2009 that was originally filed with the Securities and Exchange Commission on November 16, 2009 and amended on February 17, 2010. This Amendment is being filed solely for the purpose of restating the financial statements due to an error related to the accounting for a refundable deposit and an error in recording fully vested common shares as issued when they had not yet been issued and amending the exhibit table in Item 6.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the original filing or the Amendment No. 1 of the Form 10-Q.

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)

September 30, 2009

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2009	2009
	$	$
	(Unaudited)
	(Restated – Note 9)
ASSETS
Current Assets
Cash	16,041	2,152
Other receivable	1,497	1,497
Prepaid expenses and deposits (Note 9)	509,211	–
Total Assets	526,749	3,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	1,281,148	47,367
Due to related parties (Note 4)	118,911	48,373
Total Liabilities	1,400,059	95,740
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001 Issued: 14,818,000 shares (June 30, 2009 – 14,193,000 shares)	1,482	1,419
Additional Paid-in Capital	568,168	118,231
Deficit Accumulated During the Development Stage	(1,442,960)	(211,741)
Total Stockholders’ Deficit	(873,310)	(92,091)
Total Liabilities and Stockholders’ Deficit	526,749	3,649

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 ( Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$
	(Restated – Note 9)	(Restated – Note 9)
Revenue
Sales	251,731	–	–
Cost of sales	(76,552)	–	–

Gross Profit	175,179	–	–

Operating Expenses

Consulting	305,709	41,250	15,750
General and administrative expenses	170,164	42,537	10,431
Stock-based compensation	1,135,440	1,135,440	–
Travel	35,456	11,992	–

Total Operating Expenses	1,646,769	1,231,219	26,181

Loss from Operations	(1,471,590)	(1,231,219)	(26,181)

Other Income	28,630	–	–

Net Loss	(1,442,960)	(1,231,219)	(26,181)

Net Loss Per Share – Basic and Diluted		(0.08)	–

Weighted Average Shares Outstanding		14,506,000	14,193,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$
	(Restated – Note 9)	(Restated – Note 9)
Operating Activities
Net loss for the period	(1,442,960)	(1,231,219)	(26,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,183,190	1,135,440	–
Changes in operating assets and liabilities
Accounts receivable	(1,497)	–	–
Prepaid expenses and deposits	(506,461)	(509,211)	–
Accounts payable and accrued liabilities	173,208	98,341	9,384
Due to a related party	118,911	70,538	12,429
Net Cash Used for Operating Activities	(475,609)	(436,111)	(4,368)
Financing Activities
Proceeds from sale of common stock	491,650	450,000	–
Net Cash Provided by Financing Activities	491,650	450,000	–
Increase (Decrease) in Cash	16,041	13,889	(4,368)
Cash – Beginning of the Period	–	2,152	4,799
Cash – End of the Period	16,041	16,041	431
Non-Cash Financing and Investing Activities
Common shares issued to settle debt	27,500	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, the Company has a working deficit of $873,310 and has accumulated losses of $1,442,960 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). On August 15, 2009, and pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin by paying $500,000 to JinXin and subsequently paid a further $500,000 on December 18, 2009. Refer to Note 8. The amount is to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable.

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

b)

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company will issue the consultant 1,419,300 restricted shares of common stock with a fair value of $1,135,440. As at September 30, 2009, the amount was charged to operations as stock-based compensation and recorded the obligation to issue shares as accrued liability.

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

a)

On August 8, 2009, the Company signed an agreement to issue 1,419,300 shares of common stock with a fair value of $1,135,440 for consulting services pursuant to a consulting agreement. As at September 30, 2009, the fair value amount is charged to operations as stock-based compensation and recorded the obligation to issue shares as an accrued liability (Note 10).

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

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$

Assets:
Cash	16,041	–	–	16,041

8.	Subsequent Events

a)

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

	b)	The Company accepted stock subscriptions for 820,000 shares of common stock at $1.00 per share for proceeds of $738,000, after issue costs of $82,000.

	c)	The Company paid an additional $500,000 pursuant to the terms of the Letter of Intent described in Note 3.

Pursuant to ASC 855, we have evaluated all events or transactions that occurred from September 30, 2009 through February 22, 2010, the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events except as noted above.

9.	Restatement

The Company is restating the September 30, 2009 financial statements due to an error in the accounting for a deposit on mineral property acquisition. The $500,000 payment was corrected from mineral property costs to prepaid expenses and deposits, as it is refundable if the Company does not enter into a definitive Agreement as referred to in Note 3.

Also being corrected is an error in recording shares issued for consulting services pursuant to a consulting agreement. Since the shares had not been issued as at September 30, 2009, the obligation to issue shares is being recorded as an accrued liability.

F–9

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

9.	Restatement (continued)

The following table reflects the adjustment and restated amounts:

	September 30, 2009			September 30,
	As Previously			2009
	Reported	Adjustment		As Restated
	$	$		$
Balance Sheets
Current Assets
Prepaid expenses and deposits	9,211	500,000	(a)	509,211
Current Liabilities
Accounts payable and accrued liabilities	145,708	1,135,440	(b)	1,281,148
Common Stock	1,624	(142)	(b)	1,482
Additional Paid-in Capital	1,703,466	(1,135,298)	(b)	568,168
Deficit Accumulated During the Exploration Stage	(1,942,960)	500,000	(a)	(1,442,960)

(a)	To reclassify mineral property costs to prepaid expenses and deposits.

(b)	To record obligation to issue shares as an accrued liability.

	September 30, 2009			September 30,
	As Previously			2009
	Reported	Adjustment		As Restated
	$	$		$
Statements of Operations

Mineral property costs	500,000	(500,000)	(a)	–

Net Loss	(1,731,219)	500,000	(a)	(1,231,219)

Net Loss Per Share – Basic and Diluted	(0.11)			(0.08)

Weighted Average Shares Outstanding	15,323,000			14,506,000

(a)	To reclassify mineral property costs to prepaid expenses and deposits.

	September 30, 2009			September 30,
	As Previously			2009
	Reported	Adjustment		As Restated
	$	$		$
Statements of Cash Flows

Net loss for the period	(1,731,219)	500,000	(a)	(1,231,219)

Prepaid expenses and deposits	(9,211)	(500,000)	(a)	(509,211)

(a) To reclassify mineral property costs to prepaid expenses and deposits.

10.	Accounts Payable And Accrued Liabilities

	September 30,	June 30,
	2009	2009
	$	$

Accounts payable	145,708	47,367
Accrued consulting services (Note 6(a))	1,135,440	–

	1,281,148	47,367

F–10

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and
Mr. Moyou Yu

Exhibit
Number	Description
10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang
10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang
10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2008 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.7(2)	Distribution Agreement dated January 16, 2008 between Golden Century Technologies Corporation and T- Ray Science, Inc.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d- 14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibit already on file - exhibit to our Form SB-2 registration statement filed December 22, 2006.

(2)	Exhibit already on file - exhibit to our Form 8-K filed January 18, 2008.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Resources Limited
(Registrant)

/s/ David Cheng Lee
Date: February 23, 2010	David Cheng Lee
President and Director
Director
(Principal Executive Officer, Principal Financial Officer)