Form 10-K/A
period 2009-06-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-02-25
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Explanatory Note: This Amendment No. 1 on Form 10-K/A constitutes an amendment to our annual report on Form 10-K for the quarter ended June 30, 2009 that was originally filed with the Securities and Exchange Commission on September 28, 2009. This Amendment is being filed solely for the purpose of correcting the disclosure in the Item 15 Exhibits, Financial Statement Schedules and the content of the Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and to include a Section 302 certification for the principal financial officer.

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
Date: February 23, 2010