Form 10-Q/A
period 2009-09-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-03-01
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 3

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 9, 2009, there were 14,818,000 shares of common stock, par value $0.0001 outstanding.

Explanatory Note: This Amendment No. 3 on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2009 that was originally filed with the Securities and Exchange Commission on November 16, 2009 and amended on February 17 and 24, 2010. This Amendment is being filed solely for the purpose of reflecting the changes in the restated financial statements filed on February 24, 2010 relating to an error related to the accounting for a refundable deposit and an error in recording fully vested common shares as issued when they had not yet been issued.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Except for the matters described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the original filing or the Amendments of the Form 10-Q.

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, we agreed to acquire all the rights to Yang Tan owned by JinXin. On August 15, 2009, the Company paid $500,000 to JinXin, and subsequently paid a further $500,000 on December 18, 2009, to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful , anytime before the execution of the Definitive Agreement. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent. Mining operations will be another principal business of the Company going forward. We expect the closing to take place on or before the end of this year.

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to September 30, 2009, we have generated total revenues of only $251,731 but as of September 30, 2009, we have incurred total operating expenses of $1,646,769 and an accumulated deficit of $1,442,960 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

As of August 1, 2005, we had engaged two independent consultants in the areas of assisting us for overseas production and marketing management, business development in China and the consulting agreements were terminated on July 31, 2009.

On July 1, 2009, the Company entered into an agreement with Acme Group Consultants Limited for services to the Company at $3,000 per month for a period of six months .

On July 1, 2009, the Company entered into an agreement with Mr. Au for services to the Company at $3,000 per month for a period of six months .

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

Results of Operations for the Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008, and for the Period from July 1, 2005 (Date of Inception) to September 30, 2009

Since our inception on July 1, 2005 to September 30, 2009, we have only generated revenues of $251,731. For the three months ended September 30, 2009 we incurred a net loss of $1,231,219 compared to a net loss of $26,181 for the three months ended September 30, 2008. Most of the increase in the net loss is the result of stock-based compensation charged for consulting services fees at the fair value of $1,135,440 for Universe Crown Consultants Limited during the period. From July 1, 2005 (Date of Inception) to September 30, 2009, we incurred a net loss of $1,442,960. Our net loss per share was $0.08 for the three months ended September 30, 2009, nil for the three months ended September 30, 2008 and nil for the period from July 1, 2005 (Date of Inception) to September 30, 2009.

Our total operating expenses were $1,231,219 for the three months ended September 30, 2009, compared to $26,181 for the same period ended September 30, 2008, an increase of approximately $1,205,038 resulting mainly from increases of stock-based compensation charged for consulting services fees at the fair value of $1,135,440 for Universe Crown Consultants Limited and professional fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to September 30, 2009, we incurred total operating expenses of $1,646,769.

Our consulting fees of $41,250 for the three months ended September 30, 2009 consisted of amounts paid to four independent consultants and two full time employees, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended September 30, 2008, an increase of approximately $25,500 resulting from an addition of two more consultants and two more full time employees. From July 1, 2005 (Date of Inception) to September 30, 2009, our consulting fees were $305,709.

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

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2009, we had a working capital deficit of $873,310, our deficit accumulated during the development stage was $1,442,960. For the period ended September 30, 2009, we had cash of $16,041. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended June 30, 2009 , our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

PART II - OTHER INFORMATION

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of September 30, 2009, we have only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue. As at September 30, 2009, we had an accumulated deficit of $1,442,960 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

Although the Liner product has been patented in the People’s Republic of China by the inventor and we have a license to that patent, we may not be able to completely protect our proprietary rights against possible infringement, which could cause us to lose our competitive advantage and negatively impact our business and operations. Our efforts to protect our intellectual property rights could be time-consuming and costly and we still might not be successful in protecting them. The potential expense and loss of competitiveness related to our intellectual property could cause our business to remain unprofitable and eventually cause us to go out of business.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Mo You Yu

Exhibit
Number	Description
10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang
10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Mo You Yu
10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang
10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2008 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.7(2)	Distribution Agreement dated January 16, 2008 between Golden Century Technologies Corporation and T- Ray Science, Inc.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Golden Century Resources Limited
(Registrant)

/s/ David Lee
Date: February 26, 2010	David Cheng Lee
President and Director
Director
(Principal Executive Officer, Principal Financial Officer)