Form 10-Q/A
period 2009-09-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-05-24
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 4

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

Suite 400, 2711 Centervill Road, Wilmington , Delaware, 19808
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

Explanatory Note: This Amendment No. 4 on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2009 that was originally filed with the Securities and Exchange Commission on November 16, 2009 and amended on February 17 and 24, 2010 and March 1, 2010. This Amendment is being filed to comprehensively present all of the required disclosures related to our restated financial statements which reflect the changes relating to an error related to the accounting for a refundable deposit and an error in recording fully vested common shares as issued when they had not yet been issued. This Amendment is also being filed to restate our financial statements for the quarter ended September 30, 2009 due to errors in the accounting for shares issuable for consulting services pursuant to a consulting agreement, liabilities and stock based compensation. We have also updated our Management’s Discussion and Analysis to appropriately identify the restated periods. We have also updated our assessment of disclosure controls and procedures disclosures in light of the restatements. This Amendment is also being filed to disclose how we determined that the $500,000 mineral property acquisition deposit should be classified as a short-term asset.

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

PART I – FINANCIAL INFORMATION ITEM 1.

FINANCIAL STATEMENTS.

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)

September 30, 2009

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2009	2009
	$	$
	(Unaudited)
	(Restated – Note 9)
ASSETS
Current Assets
Cash	16,041	2,152
Other receivable	1,497	1,497
Prepaid expenses and deposits (Note 9)	509,211	–
Total Assets	526,749	3,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	403,321	47,367
Due to related parties (Note 4)	118,911	48,373
Total Liabilities	522,232	95,740
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 20,000,000 shares, par value $0.0001 Issued: no shares	–	–
Common Stock Authorized: 250,000,000 shares, par value $0.0001 Issued: 14,818,000 shares (June 30, 2009 – 14,193,000 shares)	1,482	1,419
Additional Paid-in Capital	568,168	118,231
Deficit Accumulated During the Development Stage	(565,133)	(211,741)
Total Stockholders’ Equity (Deficit)	4,517	(92,091)
Total Liabilities and Stockholders’ Equity (Deficit)	526,749	3,649

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$
	(Restated – Note 9)	(Restated – Note 9)
Revenue
Sales	251,731	–	–
Cost of sales	(76,552)	–	–

Gross Profit	175,179	–	–

Operating Expenses

Consulting	563,322	298,863	15,750
General and administrative expenses	170,164	42,537	10,431
Travel	35,456	11,992	–

Total Operating Expenses	768,942	353,392	26,181

Loss from Operations	(593,763)	(353,392)	(26,181)

Other Income	28,630	–	–

Net Loss	(565,133)	(353,392)	(26,181)

Net Loss Per Share – Basic and Diluted		(0.02)	–

Weighted Average Shares Outstanding		14,506,000	14,193,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005(Date	For the Three	For the Three
	of Inception) to	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2009	2008
	$	$	$
	(Restated – Note 9)	(Restated – Note 9)
Operating Activities
Net loss for the period	(565,133)	(353,392)	(26,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	305,363	257,613	–
Changes in operating assets and liabilities
Accounts receivable	(1,497)	–	–
Prepaid expenses and deposits	(506,461)	(509,211)	–
Accounts payable and accrued liabilities	173,208	98,341	9,384
Due to a related party	118,911	70,538	12,429
Net Cash Used for Operating Activities	(475,609)	(436,111)	(4,368)
Financing Activities
Proceeds from sale of common stock	491,650	450,000	–
Net Cash Provided by Financing Activities	491,650	450,000	–
Increase (Decrease) in Cash	16,041	13,889	(4,368)
Cash – Beginning of the Period	–	2,152	4,799
Cash – End of the Period	16,041	16,041	431
Non-Cash Financing and Investing Activities
Common shares issued to settle debt	27,500	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, the Company has working capital of $4,517 and has accumulated losses of $565,133 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). On August 15, 2009, and pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin by paying $500,000 to JinXin and subsequently paid a further $500,000 on December 18, 2009. Refer to Note 8. The amount is to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the $500,000 payment as a short term deposit as the agreement states this amount is fully refundable within a reasonable period of time as determined by the company if the permit application is unsuccessful. management determined that a reasonable period of time would be less than one year. management believes thatJinXin has the ability and intent to refund the deposit if the application is unsuccessful.

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

b)

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company will issue the consultant 1,419,300 restricted shares of common stock. As at September 30, 2009, the Company has recognized two months of services with a fair value of $257,613 to operations as stock- based compensation and recorded the obligation to issue shares as accrued liability. Pursuant to ASC 505, Equity Based Payments to Non-Employees the Company will re-measure the fair value of the common shares issuable until performance is complete or the shares are issued.

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

a)

On August 8, 2009, the Company signed an agreement to issue 1,419,300 shares of common stock to a non-employee for one year of consulting services pursuant to a consulting agreement. As at September 30, 2009, the Company has charged two months of services with a fair value of $257,613 to operations as stock- based compensation and recorded the obligation to issue shares as accrued liability (Refer to Notes 9 and 10).

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

b)

The Company accepted stock subscriptions for 820,000 shares of common stock at $1.00 per share for proceeds of $738,000, after issue costs of $82,000. The Company issued the shares on March 4, 2010 and April 7, 2010.

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

The Company is restating the September 30, 2009 financial statements due to an error in the accounting for shares issuable for consulting services pursuant to a consulting agreement as described in Note 5(b). The Company had previously recorded the full fair value of 1,419,300 shares issuable on the day the Company entered into the agreement. The Company has corrected the accounting to recognize only the portion of the fair value of the shares that relates to services provided during the period. In addition, as the shares have not been issued, and performance has not been fully completed as at September 30, 2009, the fair value of the shares earned by the consultant are re-measured at each interim period.

F–9

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

9.	Restatement (continued)

The following table reflects the adjustment and restated amounts:

	September 30, 2009			September 30,
	As Previously			2009
	Reported	Adjustment		As Restated
	$	$		$
Balance Sheets
Current Liabilities
Accounts payable and accrued liabilities	1,281,148	(877,827)	(a)	403,321
Deficit Accumulated During the Exploration Stage	(1,442,960)	877,827	(a)	(565,133)

	September 30, 2009			September 30,
	As Previously			2009
	Reported	Adjustment		As Restated
	$	$		$
Statements of Operations

Stock-based compensation	1,135,440	(877,827)	(a)	257,613

Net Loss	(1,231,219)	877,827	(a)	(353,392)

Net Loss Per Share – Basic and Diluted	(0.08)			(0.02)

Weighted Average Shares Outstanding	14,506,000			14,506,000

	For the			For the
	Six Months Ended			Six Months Ended
	September 30, 2009			September 30,
	As Previously			2009
	Reported	Adjustment		As Restated
	$	$		$
Statements of Cash Flows

Net loss for the period	(1,231,219)	877,827	(a)	(353,392)

Stock-based compensation	1,135,440	(877,827)	(a)	257,613

(a) To adjust fair value of obligation to issue shares.

10.	Accounts Payable And Accrued Liabilities

	September 30,	June 30,
	2009	2009
	$	$

Accounts payable	145,708	47,367
Accrued consulting services (Note 6(a))	257,613	–

	403,321	47,367

F–10

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to September 30, 2009, we have generated total revenues of only $251,731 but as of September 30, 2009, we have incurred total operating expenses of $768,942 and an accumulated deficit of $565,133 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Employees

As of September 30, 2009, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. David Cheng Lee handles all the responsibilities in the area of business development and corporate administration. Ms. Hong Yang handles some responsibilities in the area of corporate administration.

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

On August 8, 2009, the Company signed an agreement to issue 1,419,300 shares of common stock to a non-employee for one year of consulting services pursuant to a consulting agreement. As at September 30, 2009, the Company has charged two months of services with a fair value of $257,613 to operations as stock-based compensation and recorded the obligation to issue shares as accrued liability.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008, and for the Period from July 1, 2005 (Date of Inception) to September 30, 2009

Since our inception on July 1, 2005 to September 30, 2009, we have only generated revenues of $251,731. For the three months ended September 30, 2009 we incurred a net loss of $353,392 compared to a net loss of $26,181 for the three months ended September 30, 2008. Most of the increase in the net loss is the result of stock-based compensation charged for consulting services fees at the fair value of $257,613 for Universe Crown Consultants Limited during the period. From July 1, 2005 (Date of Inception) to September 30, 2009, we incurred a net loss of $565,133. Our net loss per share was $0.02 for the three months ended September 30, 2009 and nil for the three months ended September 30, 2008.

Our total operating expenses were $353,392 for the three months ended September 30, 2009, compared to $26,181 for the same period ended September 30, 2008, an increase of approximately $327,211 resulting mainly from increases of stock-based compensation charged for consulting services fees at the fair value of $257,613 for Universe Crown Consultants Limited and professional fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to September 30, 2009, we incurred total operating expenses of $768,942.

Our consulting fees of $298,863 for the three months ended September 30, 2009 consisted of amounts paid to four independent consultants and two full time employees, and also stock-based compensation of $257,613, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended September 30, 2008, an increase of approximately $283,100 resulting from an addition of two more consultants, two more full time employees and additional stock-based compensation of $257,613. From July 1, 2005 (Date of Inception) to September 30, 2009, our consulting fees were $563,322.

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

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2009, we had working capital of $4,517, our deficit accumulated during the development stage was $565,133. For the period ended September 30, 2009, we had cash of $16,041. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

Restatement

We are restating our financial statements for the quarter ended September 30, 2009 due to an error in the accounting for shares issuable for consulting services pursuant to a consulting agreement. We had previously recorded the full fair value of 1,419,300 shares issuable on the day we entered into the agreement. We have corrected the accounting to recognize only the portion of the fair value of the shares that relates to services provided during the period. In addition, as the shares have not been issued, and performance has not been fully completed as at September 30, 2009, the fair value of the shares earned by the consultant are re-measured at each interim period.

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

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended June 30, 2009, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

We have recently had to restate several of our prior quarterly financial information and have also had to amend several quarterly filings on Form 10-Q. We recognize that changes in our disclosure controls and procedures, including our internal control over financial reporting are required to make them effective. At this time we are looking into the changes that should be made to improve our disclosure controls and procedures, including our internal control over financial reporting but have not yet determined what those changes will be or when they would be implemented.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of September 30, 2009, we have only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue. As at September 30, 2009, we had an accumulated deficit of $565,133 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

On August 8, 2009, the Company signed an agreement to issue 1,419,300 shares of common stock to a non-employee for one year of consulting services pursuant to a consulting agreement. We relied on Regulation S, promulgated under Securities Act, as amended, for the registration exemption of the issuance because the consultant is a non-US resident.

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

Golden Century Resources Limited
(Registrant)

/s/ David Cheng Lee
Date: May 21, 2010	David Cheng Lee
President and Director
Director
(Principal Executive Officer, Principal Financial Officer)