Form 10-Q/A
period 2009-12-31
GOLDEN CENTURY RESOURCES Ltd
filed 2010-05-24
CIK 1378625

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
organization)

Suite 1200, 1000 N. West Street, Wilmington , Delaware, 19801
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
(A Development Stage Company)

December 31, 2009

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2009	2009
	$	$
	(Unaudited)
ASSETS	(Restated – Note 10)
Current Assets
Cash	129,714	2,152
Other receivable	1,497	1,497
Prepaid expenses and deposit	1,000,000	–
Total Assets	1,131,211	3,649
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities (Note 8)	806,554	47,367
Due to related parties (Note 4)	100,712	48,373
Total Liabilities	907,266	95,740
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 14,818,000 shares (June 30, 2009 – 14,193,000 shares)	1,482	1,419
Additional Paid-in Capital	568,168	118,231
Common stock subscribed (Note 6(c))	710,000	–
Deficit Accumulated During the Development Stage	(1,055,705)	(211,741)
Total Stockholders’ Equity (Deficit)	223,945	(92,091)
Total Liabilities and Stockholders’ Equity (Deficit)	1,131,211	3,649

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three	For the Six	For the Six
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$
	(Restated – Note 10)	(Restated – Note 10)		(Restated – Note 10)
Revenue
Sales	251,731	–	–	–	–
Cost of sales	(76,552)	–	–	–	–
Gross Profit	175,179	–	–	–	–
Operating Expenses
Consulting	1,074,691	511,369	15,750	810,232	31,500
General and administrative expenses	231,927	61,763	17,986	104,300	28,417
Travel	42,269	6,813	–	18,805	–
Total Operating Expenses	1,348,887	579,945	33,736	933,337	59,917
Loss from Operations	(1,173,708)	(579,945)	(33,736)	(933,337)	(59,917)
Other Income	28,630	–	22,898	–	22,898
Gain on debt settlement (Note 4 and 5)	89,373	89,373	–	89,373	–
Net Loss	(1,055,705)	(490,572)	(10,838)	(843,964)	(37,019)
Net Loss Per Share – Basic and Diluted		(0.03)	–	(0.06)	–
Weighted Average Shares Outstanding		14,818,000	14,193,000	14,662,000	14,193,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005(Date	For the Six	For the Six
	of Inception) to	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2009	2009	2008
	$	$	$
	(Restated – Note 10)	(Restated – Note 10)
Operating Activities
Net loss for the period	(1,055,705)	(843,964)	(37,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(89,373)	(89,373)	–
Stock-based compensation	780,732	732,982	–
Changes in operating assets and liabilities
Accounts receivable	(1,497)	–	–
Prepaid expenses and deposits	(997,250)	(1,000,000)	–
Accounts payable and accrued liabilities	139,572	64,705	18,729
Due to a related party	151,585	103,212	15,297
Net Cash Used for Operating Activities	(1,071,936)	(1,032,438)	(2,993)
Financing Activities
Proceeds from sale of common stock	491,650	450,000	–
Common stock subscribed	710,000	710,000	–
Net Cash Provided by Financing Activities	1,201,650	1,160,000	–
Increase (Decrease) in Cash	129,714	127,562	(2,993)
Cash – Beginning of the Period	–	2,152	4,799
Cash – End of the Period	129,714	129,714	1,806
Non-Cash Financing and Investing Activities
Common shares issued to settle debt	27,500	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2009, the Company has accumulated losses of $1,055,705 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). On August 15, 2009, and pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin by paying $500,000 to JinXin, and paid a further $500,000 on December 18, 2009. The amount is to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The company has recorded the two $500,000 payments as a short term deposit as the agreement states this amount is fully refundable within a reasonable period of time as determined by the company if the permit application is unsuccessful. Management determined that a reasonable period of time would be less than one year. Management believes that Jinxin has the ability and intent to refund the deposit if the application is unsuccessful.

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

b)

b) On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company will issue the consultant 1,419,300 restricted shares of common stock. As at December 31, 2009, the Company has recognized five months of services with a fair value of $732,982 to operations as stock-based compensation and recorded the obligation to issue shares as accrued liability. Pursuant to ASC 505, Equity Based Payments to Non-Employees the Company will re-measure the fair value of the common shares issuable until performance is complete or the shares are issued.

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

a)

On August 8, 2009, the Company signed an agreement to issue 1,419,300 shares of common stock to a non-employee for one year of consulting services pursuant to a consulting agreement. As at December 31, 2009, the Company has charged five months of services with a fair value of $732,982 to operations as stock-based compensation and recorded the obligation to issue shares as accrued liability (Refer to Notes 8 and 10).

b)	On August 15, 2009, the Company issued 625,000 shares of common stock at $0.80 per share pursuant to a private placement for cash proceeds of $450,000, net of issue costs of $50,000.

c)

During the period ended December 31, 2009, the Company received proceeds of $770,000 for 820,000 shares of common stock subscribed at $1.00 per share pursuant to a private placement. Subscriptions of $50,000 were received subsequently. The private placement costs were $82,000. The shares were subsequently issued.

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

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Assets:
Cash	129,714	–	–	129,714

8.	Accounts Payable And Accrued Liabilities
		December 31, 2009	June 30, 2009
		$	$

	Accounts payable	73,572	47,367
	Accrued consulting services (Note 6(a))	732,982	–

		806,554	47,367

9.	Subsequent Event

Pursuant to ASC 855, we have evaluated all events or transactions that occurred through the issuance of the unaudited restated financial statements. During this period we did not have any material recognizable subsequent events, except as noted below:

On March 23 and April 7, 2010, the Company issued 820,000 subscribed shares of common stock at $1.00 per share pursuant to a private placement for cash proceeds of $820,000, net of issue costs of $82,000.

10.	Restatement

The Company is restating the December 31, 2009 financial statements due to an error in the accounting for shares issuable for consulting services pursuant to a consulting agreement as described in Note 5(b). The Company had previously recorded the full fair value of the 1,419,300 shares issuable on the day the Company entered into the agreement. The Company has corrected the accounting to recognize only the portion of the fair value of the shares that relates to the services provided during the period. In addition, as the shares have not been issued, and performance has not fully been completed at December 31, 2009, the fair value of the shares earned by the consultant are re-measured at each interim period.

F–9

10.	Restatement (continued)

The following table reflects the adjustment and restated amounts:

		December 31, 2009					December 31,
		As Previously					2009
		Reported		Adjustment			As Restated
	$		$			$
Balance Sheets

Current Liabilities Accounts payable and accrued liabilities		1,209,012		(402,458)	(a)		806,554

Deficit Accumulated During the Exploration Stage		(1,458,163)		402,458	(a)		(1,055,705)

		For the					For the
		Six Months Ended					Six Months Ended
		December 31, 2009					December 31,
		As Previously					2009
		Reported		Adjustment			As Restated
	$		$			$
Statements of Operations

Stock-based compensation		1,135,440		(402,458)	(a)		732,982

Net Loss		(1,246,422)		402,458	(a)		(843,964)

Net Loss Per Share – Basic and Diluted		(0.09)					(0.06)

Weighted Average Shares Outstanding		14,662,000					14,662,000

		For the					For the
		Three Months Ended					Three Months Ended
		December 31, 2009					December 31,
		As Previously					2009
		Reported		Adjustment			As Restated
	$		$			$
Statements of Operations

Stock-based compensation		–		475,369	(a)		475,369

Net Loss		(15,203)		(475,369)	(a)		(490,572)

Net Loss Per Share – Basic and Diluted		–					(0.03)

Weighted Average Shares Outstanding		14,818,000					14,818,000

		For the					For the
		Six Months Ended					Six Months Ended
		December 31, 2009					December 31,
		As Previously					2009
		Reported		Adjustment			As Restated
	$		$			$
Statements of Cash Flows

Net loss for the period		(1,246,422)		402,458	(a)		(843,964)

Stock-based compensation		1,135,440		(402,458)	(a)		732,982

(a) To adjust fair value of obligation to issue shares.

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

Results of Operations for the Three Months ended December 31, 2009 Compared to Three Months ended December 31, 2008, and for the Period from July 1, 2005 (Date of Inception) to December 31, 2009

Since our inception on July 1, 2005 to December 31, 2009, we have only generated revenues of $251,731. For the three months ended December 31, 2009 we incurred a net loss of $15,203compared to a net loss of $10,838 for the three months ended December 31, 2008. Most of the increase in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to December 31, 2009, we incurred a net loss of $1,458,163. Our net loss per share was nil for the three months ended December 31, 2009, nil for the three months ended December 31, 2008 .

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

Our consulting fees of $77,250 for the six months ended December 31, 2009 consisted of amounts paid to four independent consultants and two full time employees, compared to $31,500 consisted of amounts paid to two independent consultants for the same period ended December 31, 2008, an increase of approximatedly $45,750 resulting from an increase of two more consultants and two more full time employees. From July 1, 2005 (Date of Inception) to December 31, 2009, our consulting fees were $341,709.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended December 31, 2009, we received proceeds of $770,000 for 820,000 shares of common stock subscribed at $1.00 per share pursuant to a private placement. We subsequently issued the shares to 5 investors. In issuing these shares, we relied on the exemption provided by Regulation S, promulgated under Securities Act, as amended, for registration exemption of the issuance because the investors are non-US residents.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

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