Form 10-Q
period 2010-03-31
GOLDEN CENTURY RESOURCES Ltd
filed 2010-05-24
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from_________to ___________

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
Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 31, 2010, there were 16,437,300 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)

March 31, 2010

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2010	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	50,012	2,152
Other receivable	1,497	1,497
Prepaid expenses and deposit	1,008,600	–
Total Assets	1,060,109	3,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	130,308	47,367
Due to related parties (Note 4)	50,571	48,373
Total Liabilities	180,879	95,740
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001
Issued: 16,437,300 shares (June 30, 2009 – 14,193,000 shares)	1,644	1,419
Additional Paid-in Capital	2,522,131	118,231
Common stock subscribed (Note 6(c))	558,000	–
Deficit Accumulated During the Development Stage	(2,202,545)	(211,741)
Total Stockholders’ Equity (Deficit)	879,230	(92,091)
Total Liabilities and Stockholders’ Equity (Deficit)	1,060,109	3,649

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Three	For the Three	For the Nine	For the Nine
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue
Sales	251,731	–	–	–	–
Cost of sales	(76,552)	–	–	–	–

Gross Profit	175,179	–	–	–	–

Operating Expenses

Consulting	2,115,834	1,041,143	15,750	1,851,375	47,250
General and administrative expenses	274,915	42,988	2,496	147,288	30,913
Mineral property exploration costs	47,302	47,302	–	47,302	–
Travel	57,676	15,407	–	34,212	–

Total Operating Expenses	2,495,727	1,146,840	18,246	2,080,177	78,163

Loss from Operations	(2,320,548)	(1,146,840)	(18,246)	(2,080,177)	(78,163)

Other Income	28,630	–	–	–	22,898
Gain on debt settlement (Note 4 and 5)	89,373	–	–	89,373	–

Net Loss	(2,202,545)	(1,146,840)	(18,246)	(1,990,804)	(55,265)

Net Loss Per Share – Basic and Diluted		(0.08)	–	(0.13)	–

Weighted Average Shares Outstanding		15,262,000	14,193,000	14,859,000	14,193,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	July 1, 2005 (Date	For the Nine	For the Nine
	of Inception) to	Months Ended	Months Ended
	March 31,	March 31,	March 31,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss for the period	(2,202,545)	(1,990,804)	(55,265)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on debt settlement	(89,373)	(89,373)	–
Stock-based compensation	1,821,875	1,774,125	–
Changes in operating assets and liabilities
Accounts receivable	(1,497)	–	(129)
Prepaid expenses and deposits	(1,005,850)	(1,008,600)	(5,114)
Accounts payable and accrued liabilities	196,308	121,441	22,601
Deferred revenue	–	–	36,550
Due to a related party	101,444	53,071	27,646
Net Cash (Used for) Provided by Operating Activities	(1,179,638)	(1,140,140)	26,289
Financing Activities
Proceeds from sale of common stock	671,650	630,000	–
Common stock subscribed	558,000	558,000	–
Net Cash Provided by Financing Activities	1,229,650	1,188,000	–
Increase in Cash	50,012	47,860	26,289
Cash – Beginning of the Period	–	2,152	4,799
Cash – End of the Period	50,012	50,012	31,088
Non-Cash Financing and Investing Activities
Common shares issued to settle debt	27,500	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2010, the Company has accumulated losses of $2,202,545 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2010, and the results of its operations and cash flows for the nine months ended March 31, 2010 and 2009. The results of operations for the nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

F–4

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
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

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of March 31, 2010 and June 30, 2009.

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
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	h)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
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

	o)	Recent Accounting Pronouncements

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). On August 15, 2009, and pursuant to the Letter of Intent, the Company acquired all the rights to Yang Tan owned by JinXin by paying $500,000 to JinXin, and paid a further $500,000 on December 18, 2009. The amount is to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a short term deposit as the agreement states this amount is fully refundable within a reasonable period of time as determined by the company if the permit application is unsuccessful . Management determined that a reasonable period of time would be less than one year. Management believes that JinXin has the ability and intent to refund the deposit if the application is unsuccessful.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Intent.

F–7

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

4.	Related Party Transactions

a)

On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month for a period of six months. As at March 31, 2010, $27,037 (June 30, 2009 - $35,308) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand. On November 12, 2009, the Company entered into a debt settlement agreement with this individual to settle amounts owing of $35,308, which has been recorded as a gain on debt settlement.

b)

The Company incurred consulting fees of $2,500 (2008 - $15,000) to a relative of the Secretary of the Company. As at March 31, 2010, $Nil (June 30, 2009 - $13,065) is owed to this person. On November 12, 2009, the Company entered into a debt settlement agreement with this individual to settle amounts owing of $15,565, which has been recorded as a gain on debt settlement. Refer to Note 5(c).

c)

On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month for a period of six months. As at March 31, 2010, $23,534 (June 30, 2009 - $Nil) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

5.	Commitments

	a)	On July 1, 2009, the Company entered into an agreement with two consultants for services to the Company at $3,000 per month each, for a period of six months.

b)

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company issued the consultant 1,419,300 restricted shares of common stock on March 4, 2010. As at March 31, 2010, the Company has recorded the fair value of $1,774,125 to operations as stock-based compensation pursuant to ASC 505, Equity Based Payments to Non-Employees.

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

F–8

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

6.	Common Stock

	a)	On March 23, 2010, the Company issued 200,000 subscribed shares of common stock at $1.00 per share pursuant to a private placement for cash proceeds of $200,000, net of issue costs of $20,000.

b)

On August 8, 2009, the Company signed an agreement to issue 1,419,300 shares of common stock to a non-employee for one year of consulting services pursuant to a consulting agreement. On March 4, 2010, the Company issued the shares at a fair value of $1.25 per share. As at March 31, 2010, the Company has recorded the fair value of $1,774,125 to operations as stock-based compensation.

	c)	On August 15, 2009, the Company issued 625,000 shares of common stock at $0.80 per share pursuant to a private placement for cash proceeds of $450,000, net of issue costs of $50,000.

d)

During the nine month period ended March 31, 2010, the Company received proceeds of $620,000 for 620,000 shares of common stock subscribed at $1.00 per share pursuant to a private placement. The private placement costs were $62,000. The shares were issued on April 7, 2010.

7.	Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	$	$	$

Assets:
Cash	50,012	–	–	50,012

8.	Subsequent Event

Pursuant to ASC 855, we have evaluated all events or transactions that occurred through the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events, except as noted below:

On April 7, 2010, the Company issued 620,000 subscribed shares of common stock at $1.00 per share pursuant to a private placement for cash proceeds of $620,000, net of issue costs of $62,000.

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to March 31, 2010, we have generated total revenues of only $251,731 but as of March 31, 2010, we have incurred total operating expenses of $2,495,727 and a net loss of $2,202,545 since inception. We may continue to incur significant additional operating losses as our operations continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Our strategic operating priorities for the balance of 2009 focus primarily on our goal of increasing revenues by March 31, 2010. We intend to achieve this revenue growth on several fronts as follows:

We intend to promote the Colo-Majic® Flushable Colostomy and Ostomy Pouch Liners throughout Mainland of China, Hong Kong, Macau and Taiwan;

We intend to promote Colo-Majic® Flushable Colostomy and Ostomy Pouch Liners to the Middle East through T-Ray Science, Inc., with whom we have signed an agreement that allows T-Ray to promote, sell and distribute the Liners in the Middle East. This agreement is attached as an exhibit to this form; and,

We intend to continue to expand our revenue sources outside Colo-Majic. We intend to continue to pursue opportunities with other health care products.

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

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2010, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at March 31, 2010 approximate their carrying values.

Employees

As of March 31, 2010, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. David Cheng Lee handles all the responsibilities in the area of business development and corporate administration. Ms. Hong Yang handles some responsibilities in the area of corporate administration.

On July 1, 2009, the Company entered into an agreement with Acme Group Consultants Limited for services to the Company at $3,000 per month for a period of six months. The consultant agreement is expired on December 31, 2009.

On July 1, 2009, the Company entered into an agreement with Mr. Au for services to the Company at $3,000 per month for a period of six months The consultant agreement is expired on December 31, 2009.

On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company issued the consultant 1,419,300 restricted shares of common stock with a fair value of $1,774,125. As at March 31, 2010, $1,774,125 was charged to operations as stock-based compensation.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended March 31, 2010 Compared to Three Months ended March 31, 2009, and for the Period from July 1, 2005 (Date of Inception) to March 31, 2010

Since our inception on July 1, 2005 to March 31, 2010, we have only generated revenues of $251,731. For the three months ended March 31, 2010 we incurred a net loss of $1,146,840 compared to a net loss of $18,246 for the three months ended March 31, 2009. Most of the increase in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to March 31, 2010, we incurred a net loss of $2,202,545. Our net loss per share was $0.08 for the three months ended March 31, 2010 and nil for the three months ended March 31, 2009.

Our total operating expenses were $1,146,840 for the three months ended March 31, 2010, compared to $18,246 for the same period ended March 31, 2009, an increase of approximately $1,128,594 resulting from increases of administrative expenses and professional fees during the period. From July 1, 2005 (Date of Inception) to March 31, 2010, we incurred total operating expenses of $2,495,727.

Our consulting fees of $1,041,143 for the three months ended March 31, 2010 consisted entirely of shares issued as consulting fees. This amount was paid to one independent consultant, compared to $15,750 consisted of amounts paid to two independent consultants for the same period ended March 31, 2009, an increase of approximately $1,025,393 resulting from an increase of two more consultants and two more full time employees. From July 1, 2005 (Date of Inception) to March 31, 2010, our consulting fees were $2,115,834.

Our general and administrative fees for the three months ended March 31, 2010 were $42,988, compared to $2,496 for the same period ended March 31, 2009. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies. The increase of approximately $40,492 primarily resulting from an increase of professional fees including legal, accounting and auditing fees relating to the change of control of the Company. From July 1, 2005 (Date of Inception) to March 31, 2010, we incurred general and administrative expenses of $274,915.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2010, we had working capital of $879,230. Our deficit accumulated during the development stage to March 31, 2010 was $2,202,545. For the period ended March 31, 2010, we had cash of $50,012. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

As stated above, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective. We recognize that changes in our disclosure controls and procedures, including our internal control over financial reporting are required to make them effective. At this time we are looking into the changes that should be made to improve our our disclosure controls and procedures, including our internal control over financial reporting but have not yet determined what those changes will be or when we will make them.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of March 31, 2010, we have only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue. As at March 31, 2010, we had an accumulated deficit of $2,202,545 since inception. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated September 26, 2009, our independent auditors expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of March 31, 2010, the exchange rate between the Renminbi Yuan and the United States dollar was one Renminbi Yuan to $0.14639 United States dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2010, the Company issued 200,000 subscribed shares of common stock at $1.00 per share pursuant to a private placement for cash proceeds of $200,000, net of issue costs of $20,000.

On August 8, 2009, the Company signed an agreement to issue 1,419,300 shares of common stock to a non-employee for one year of consulting services pursuant to a consulting agreement. On March 4, 2010, the Company issued the shares at a fair value of $1.25 per share. As at March 31, 2010, the Company has recorded the fair value of $1,774,125 to operations as stock-based compensation.

On August 15, 2009, the Company issued 625,000 shares of common stock at $0.80 per share pursuant to a private placement for cash proceeds of $450,000, net of issue costs of $50,000.

During the nine month period ended March 31, 2010, the Company received proceeds of $620,000 for 620,000 shares of common stock subscribed at $1.00 per share pursuant to a private placement. The private placement costs were $62,000. The shares were issued on April 7, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.2(1)	Consulting Agreement dated August 1, 2005 between Golden Century Technologies Corporation and Ms. Li Yang
10.3(1)	Production Agreement dated October 31, 2005 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.4(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Mr. Moyou Yu
10.5(1)	Amendment Consulting Agreement dated August 1, 2006 between Golden Century Technologies Corporation and Ms. Li Yang
10.6 (1)	Licensing Agreement dated September 28, 2006 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.8(2)	Licensing, Production and Distribution Agreement Amendment dated January 15, 2008 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc.
10.7(2)	Distribution Agreement dated January 16, 2008 between Golden Century Technologies Corporation and T- Ray Science, Inc.
10.8(3)	February 26, 2010 Lockup Agreement with Au Chi Shung and Mo You Yu
10.9(3)	February 26, 2010 Lockup Agreement with Au Chi Shung and Yun Zhi Lu
10.10(3)	February 26, 2010 Lockup Agreement with Au Chi Shung and Golden Century Resources Limited (BVI)
10.11(3)	February 26, 2010 Lockup Agreement with Au Chi Shung and Hong Yang
10.12(3)	February 26, 2010 Lockup Agreement with Au Chi Shung and Thomas Braun
10.13(3)	February 26, 2010 Lockup Agreement with Au Chi Shung and Jiyong Yang
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to our Form SB-2 registration statement filed December 22, 2006.
(2) Previously filed as an exhibit to our Form 8-K filed January 18, 2008.
(3) Previously filed as an exhibit to our Form 8-K filed March 15, 2010.

*Filed Herewith

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Century Resources Limited
(Registrant)

/s/ David Cheng Lee
Date: May 21, 2010	David Cheng Lee
President and Director
(Principal Executive Officer, Principal
Financial Officer)