Form 10-K
period 2010-06-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-10-13
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ☐ to   ☐

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
Bacchus Law Corporation
Karen Richardson, Esq.
Suite 800 - 885 West Georgia Street
Vancouver, British Columbia, Canada V6C 3H1
Telephone: 604-687-5700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the issuer has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the issuer was required to submit and post such files.

Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of October 12, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was approximately $18,763,030.

As of October 12, 2010, the number of shares issued and outstanding of each of the issuer’s classes of common stock, was 17,057,300 common shares.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GOLDEN CENTURY RESOURCES LIMITED

ANNUAL REPORT ON FORM 10-K

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to our actual results.

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

On January 16, 2008, we have terminated the Distribution Agreement dated January 16, 2007 with T-Ray Science, Inc.

On August 12, 2009, we entered into a Letter of Intent with JinXin Copper Holding Limited (“Jinxin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). LongDu is a corporation incorporated in the Shanghai Town, Nanjiang County, Sichuan Province, P.R.China and it owns prospecting permit no.510000073032 of Yang Tan Gold Mine (“Yang Tan”) for prospecting right area of 9.77Km² from January 19, 2009 to January 19, 2011.  Pursuant to the Letter of Intent, we will acquire all the rights to Yang Tan owned by JinXin. Within the first week following the execution of the Letter of Intent, we are required to pay the sum of $500,000 to JinXin for expenses relating to the application for the government exploitation permit for Yang Tan. Upon closing, we will also issue from treasury and deliver to JinXin common shares of our capital stock, the number of which has yet to be determined, and pay any additional consideration that is agreed to be paid as part of the consideration in a definitive agreement between the parties. On August 18, 2009, the $500,000 to Jinxin has been paid pursuant to the Letter of Intent. Currently we have not determined the number of shares to JinXin yet.

On December 18, 2009, we entered into a Letter Agreement with JinXin pursuant to which we paid a second deposit of $500,000 to JinXin in connection with the proposed acquisition of Long Du. The amount will be fully refunded to us by JinXin if the prospecting permit application is not successful any time prior to the execution of a Definitive Agreement for the purchase of Long Du. After the execution of the definitive agreement, the deposit will not be refundable. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The Definitive Agreement has not closed as at October 13, 2010.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to June 30, 2010, we have generated total revenues of only $251,731 and as of June 30, 2010, we have incurred an accumulated deficit of $2,336,967 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue.

Our capital requirements relating to the manufacturing and marketing of our products, and potential acquisition with Yang Tan Gold Mine, have been and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products and acquisition for the project of Yang Tan Gold Mine. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

Our strategic operating priorities for the balance of 2010 focus primarily on our goal of increasing revenues by December 31, 2010. We intend to achieve this revenue growth on several fronts as follows:

We intend to promote the Colo-Majic®Flushable Colostomy and Ostomy Pouch Liners throughout Mainland of China, Hong Kong, Macau and Taiwan;

We intend to continue to expand our revenue sources outside Colo-Majic. We intend to continue to pursue opportunities with other health care products.

We intend to pursue the acquisition of Long Du from JinXin and continue to assist with the acquisition of the Yang Tan prospecting permit.

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

Employees

As of October 13, 2010, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. David Cheng Lee handles all the responsibilities in the area of business development and corporate administration. Ms. Hong Yang handles some responsibilities in the area of corporate administration.

Subsequent Events

None.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of June 30, 2010, we have only generated revenues from our inception of $251,731, which was from our only customer and represented 100% of our total revenue. For the year ended June 30, 2010, we generated no revenues. We had an accumulated deficit of $2,336,967 from inception to June 30, 2010. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated October 13, 2010, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

We may not successfully acquire Long Du and the Yang Tan prospecting permit as no definitive acquisition agreement has been reached.

We entered into a Letter of Intent with JinXin, British Virgin Island corporation, on August 12, 2009 to acquire all of its 62% ownership interest in Long Du, a People’s Republic of China company that owns prospecting permit no.510000073032 of Yang Tan Gold Mine for a prospecting right area of 9.77 km2 from January 19, 2009 to January 19, 2011. No definitive agreement to acquire Long Du has been reached and there is no guarantee that such an agreement will ever be reached.

On August 18, 2009, we paid a deposit of $500,000 to JinXin as a reimbursement of the costs paid by JinXin for Long Du to apply for the Yang Tan prospecting permit. We paid a further $500,000 deposit on December 18, 2009 pursuant to a Letter Agreement entered into with JinXin. The deposits are fully refundable by JinXin to us if the prospecting permit application is not successful any time prior to the execution of a Definitive Agreement for the purchase of Long Du. After the execution of the definitive agreement, the deposit will not be refundable. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The Definitive Agreement has not closed as at October 13, 2010.

There can be no assurance that the Yang Tan mining permit will be granted, or that we will receive a refund of the deposits. Even if the Yang Tan mining permit is granted, we may not be able to reach a definitive agreement acceptable to the parties and we may never derive any benefit from the payments made to JinXin thus far.

Even if we are able to successfully acquire Long Du, there are no proven or probably reserves, and the probability of an individual prospect having reserves is extremely remote. Therefore, we may never discover any reserves and any funds spent by us on exploration or development activities could be lost.

The presence of any proven or probable mineral reserves at the Yang Tan prospecting right area has not been established. In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to commence exploration activities after successfully acquiring Long Du. Exploration activities are inherently risky, with few properties ultimately proving economically successful. Even if exploration activities were successful, and potential reserves were found, we would need to conduct a feasibility study to demonstrate with reasonable certainty that any such deposit could be economically extracted and produced. Such endeavors require substantial expenditures of capital and may not be successful. We may never generate any revenues and may incur substantial losses by pursuing this line of business.

The Economic Policies of the People’s Republic of China Could Affect our Business. If the economic policies of China hamper our ability to carry on business and earn revenues, we may be forced to abandon our business plan and may have to cease our operations.

Substantially all of our revenue will be derived from operations in the People’s Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic o4f China. Our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2010, the exchange rate between the Renminbi Yuan and the United States dollar was 6.782 Renminbi Yuan to every one United States dollar.

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

We may not be able to obtain regulatory approvals for our products, which would cause us to cease operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2010.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “GDLM.” At the close of business on October 12, 2010, there were 17,057,300 shares of our common stock issued and outstanding. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of our common stock for the fiscal years ended June 30, 2010 and 2009 as follows:

Price Range of Common Stock
Quarter Ended	High	Low

September 30, 2009	(1)	(1)

December 31, 2009	1.30	1.28

March 31, 2010	1.30	1.25

June 30, 2010	1.25	0.55

(1) Information not readily available due to our name change on September 8, 2009 and resulting change in trading symbol.

Holders

At the close of business on October 12, 2010, the common shares of our company were held by approximately fifty-eight (58) shareholders of record. Hong Yang, our director, held 631,390 shares (or 3.70%) of the outstanding common stock.

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

On August 8, 2009, we issued 1,419,300 restricted common shares to Universe Crown Consultants Limited (“Universe Crown”) for consulting services, pursuant to a consulting agreement entered between us and Universe Crown dated August 8, 2009. Universe Crown is a Hong Kong company with experience in general corporation planning and business advisory services. We relied on Regulation S, promulgated under Securities Act, as amended, for registration exemption of the issuance because Universe Crown is a non-US resident. We also relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act for exemption because Universe Crown is either an accredited investor or a sophisticated investor, the management of which possesses sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment.

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

From the date of our incorporation on July 1, 2005 to June 30, 2010, we have been a development stage company that has only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue.

Our operating expenses are classified primarily into four categories:

1. consulting fees, which consists primarily of fees paid to various consultants for the year. The amount incurred by us during the year ended June 30, 2010 was $1,887,375, as compared to $63,000 for the year ended June 30, 2009. The substantial increase in consulting fees is due primarily to $1,774,125 of stock-based compensation issued to Universe Crown Consultant Limited for providing corporation planning and business advisory services to us in fiscal 2010 pursuant to an August 8, 2009 consultancy agreement;

2. general and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. The amount incurred by us during the year ended June 30, 2010 was $237,841 compared to $43,674 for the year ended June 30, 2009. The $194,167 increase was primarily due to the increase in legal and audit fees as a result of our registering our shares with the SEC and becoming a public company;

3. mineral property exploration costs of $47,302 incurred pursuant to the Letter of Intent with JinXin dated August 12, 2009, as compared to no such costs for the year ended June 30, 2009; and

4. travel cost of $42,081 during the year ended June 30, 2010, compared to $1,043 for the year ended June 30, 2009.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “GDLM”. As of October 12, 2010, our common stock was traded at $1.10 per share in the public market.

We will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors. On a going-forward basis, we anticipate that our legal and accounting/audit expenses as a result of “going public” will be approximately $40,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Liquidity and Capital Resources

At June 30, 2010, our company had current assets of $1,017,507, including $17,507 in cash, compared to current assets of $3,649, including $2,152 in cash, for the year ended June 30, 2009.

As of June 30, 2010, we had working capital surplus of $744,808 compared to working capital deficit of $92,091 as of June 30, 2009. The favourable difference of $836,899 was primarily due to our deposit of $1,000,000 paid to JinXin pursuant to the Letter of Intent relating to the application for the exploitation permit for Yang Tan.

We did not generate any revenues in the year ended June 30, 2010, compared to revenues of $87,229 generated in the year ended June 30, 2009. We have generated revenues of $251,731 since our inception to June 30, 2010. We have incurred a net loss of $2,336,967 from inception (July 1, 2005) to June 30, 2010.

As at June 30, 2010, our total current liabilities increased to $272,699 from $95,740 at June 30, 2009, primarily reflecting to increases in our accounts payable from $47,367 as of June 30, 2009 to $185,621 as of June 30, 2010, as well as an increase in the amount due to related parties from $48,373 as of June 30, 2009 to $87,078 as of June 30, 2010. Amounts due to related parties as of June 30, 2010 consisted of $60,230 owed to our Chief Executive Officer and President, David Lee, for consulting services provided to us, and $26,847 owed to our Secretary for services and expenses paid on our behalf. These amounts are unsecured, non-interest bearing and due on demand.

Results of Operations – Year ended June 30, 2010

As of June 30, 2010, we are a development stage company that from inception to June 30, 2010 and has only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue.

We incurred a net loss of $2,125,226 for the year ended June 30, 2010, compared to a net loss of $25,344 for the year ended June 30, 2009. The substantial increase in the net loss of $2,099,882 was primarily a result of the expenses associated with the Letter of Intent to acquire Long Du and apply for the Yang Tan mining exploitation permit.

Pursuant to the Letter of Intent entered into with Jinxin on August 12, 2009 and the potential acquisition of a 62% interest in Long Du, the owner of the Yang Tan prospecting permit no. 510000073032, we are conducting due diligence on Long Du and the Yang Tan property and are in the process of having a geological report prepared. We intend to spend a total of approximately $3 million to have the geological report prepared, complete the acquisition of the property, purchase equipment and hire contractors to begin exploration activities.

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

We expect to be able to satisfy our minimum cash requirements for our liner business over the next twelve months. However, we will require financing of approximately $3 million to acquire Long Du and begin exploration activities. Our planned operating expenditures for the next twelve months are as follows:

Operating expenditures
Employees and Consultants	$300,000
Costs to Acquire the Yang Tan Gold Mine	$1,000,000
Equipment Purchase and Engaging Mining Exploration Contractors	$2,000,000
Costs Associated with Raising Capital	$120,000
Research and Development	$50,000
General and Administrative	$100,000
Working capital	$150,000
Total	$3,720,000

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2010, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at June 30, 2010 approximate their carrying values.

Item 8 Financial Statements and Supplementary Data

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Golden Century Resources Limited

(A Development Stage Company)

June 30, 2010

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Golden Century Resources Ltd.
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Golden Century Resources Ltd. (formerly Golden Century Technologies Corp.) (a Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Golden Century Resources Limited (formerly Golden Century Technologies Corp.) (a Development Stage Company) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 13, 2010

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2010 $	June 30, 2009 $

ASSETS

Current Assets

Cash	17,507	2,152
Other receivable	–	1,497
Deposit	1,000,000	–

Total Assets	1,017,507	3,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	185,621	47,367
Due to related parties (Note 4)	87,078	48,373

Total Liabilities	272,699	95,740

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ Equity (Deficit)

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–

Common Stock

Authorized: 250,000,000 shares, par value $0.0001
Issued: 17,057,300 shares (June 30, 2009 – 14,193,000 shares)	1,706	1,419

Additional Paid-in Capital	3,080,069	118,231

Deficit Accumulated During the Development Stage	(2,336,967)	(211,741)

Total Stockholders’ Equity (Deficit)	744,808	(92,091)

Total Liabilities and Stockholders’ Equity (Deficit)	1,017,507	3,649

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from July 1, 2005 (Date of Inception) to June 30, 2010 $	For the Year Ended June 30, 2010 $	For the Year Ended June 30, 2009 $

Revenue
Sales	251,731	–	87,229
Cost of sales	(76,552)	–	(27,754)

Gross Profit	175,179	–	59,475

Operating Expenses

Consulting	2,151,834	1,887,375	63,000
General and administrative expenses	365,468	237,841	43,674
Mineral property exploration costs	47,302	47,302	–
Travel	65,545	42,081	1,043

Total Operating Expenses	2,630,149	2,214,599	107,717

Loss from Operations	(2,454,970)	(2,214,599)	(48,242)

Other Income	28,630	–	22,898
Gain on debt settlement (Note 4)	89,373	89,373	–

Net Loss	(2,336,967)	(2,125,226)	(25,344)

Net Loss Per Share – Basic and Diluted		(0.14)	–

Weighted Average Shares Outstanding		15,395,000	14,193,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from July 1, 2005 (Date of Inception) to June 30, 2010 $	For the Year Ended June 30, 2010 $	For the Year Ended June 30, 2009 $

Operating Activities

Net loss for the period	(2,336,967)	(2,125,226)	(25,344)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on debt settlement	(89,373)	(89,373)	–
Stock-based compensation	1,821,875	1,774,125	–

Changes in operating assets and liabilities

Other receivable	–	1,497	–
Accounts payable and accrued liabilities	251,621	176,754	34,609
Due to a related party	137,951	89,578	(11,912)

Net Cash Used in Operating Activities	(214,893)	(172,645)	(2,647)

Investing Activities

Deposits	(997,250)	(1,000,000)	–

Net Cash Used in Investing Activities	(997,250)	(1,000,000)	–

Financing Activities

Proceeds from sale of common stock	1,229,650	1,188,000	–

Net Cash Provided by Financing Activities	1,229,650	1,188,000	–

Increase (Decrease) in Cash	17,507	15,355	(2,647)

Cash – Beginning of the Period	–	2,152	4,799

Cash – End of the Period	17,507	17,507	2,152

Non-Cash Financing and Investing Activities

Common shares issued for services	1,852,125	1,774,125	–
Common shares issued to settle debt	27,500	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 1, 2005 (Date of Inception) to June 30, 2010
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Subscriptions	Development
	Shares #	Amount $	Capital $	Receivable $	Stage $	Total $

Balance – July 1, 2005 (Date of Inception)	–	–	–	–	–	–

Issuance of common shares for services at $0.001/share	10,000,000	1,000	9,000	–	–	10,000

Issuance of common shares for cash at $0.05/share	333,000	33	16,617	–	–	16,650

Common stock subscribed at $0.01/share	2,500,000	250	24,750	(25,000)	–	–

Net loss for the year	–	–	–	–	(29,244)	(29,244)

Balance – June 30, 2006	12,833,000	1,283	50,367	(25,000)	(29,244)	(2,594)

Issuance of common shares for services at $0.05/share	660,000	66	32,934	–	–	33,000

Subscriptions received	–	–	–	25,000	–	25,000

Issuance of common shares for services at $0.05/share	100,000	10	4,990	–	–	5,000

Net loss for the year	–	–	–	–	(112,494)	(112,494)

Balance – June 30, 2007	13,593,000	1,359	88,291	–	(141,738)	(52,088)

Issuance of common shares for services at $0.05/share	600,000	60	29,940	–	–	30,000

Net loss for the year	–	–	–	–	(44,659)	(44,659)

Balance – June 30, 2008	14,193,000	1,419	118,231	–	(186,397)	(66,747)

Net loss for the year	–	–	–	–	(25,344)	(25,344)

Balance – June 30, 2009	14,193,000	1,419	118,231	–	(211,741)	(92,091)

Issuance of common shares at $0.80/share	625,000	63	499,937	–	–	500,000

Share issuance cost	–	–	(50,000)	–	–	(50,000)

Issuance of common shares for services at $1.25/share	1,419,300	142	1,773,983	–	–	1,774,125

Issuance of common shares at $1.00/share	820,000	82	819,918	–	–	820,000

Share issuance cost	–	–	(82,000)	–	–	(82,000)

Net loss for the year	–	–	–	–	(2,125,226)	(2,125,226)

Balance – June 30, 2010	17,057,300	1,706	3,080,069	–	(2,336,967)	744,808

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at October 13, 2010.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2010, the Company has accumulated losses of $2,336,967 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at June 30, 2010 the Company had cash of $17,507 on hand. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of June 30, 2010 and 2009.

e)	Basic and Diluted Net Income (Loss) per Share

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

f)	Financial Instruments and Risk

The Company’s financial instruments consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

j)	Mineral Property Costs

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

k)	Revenue Recognition

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

l)	Stock-based Compensation

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

m)	Recent Accounting Pronouncements

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

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2009-05 amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on September 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

m)	Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a short term deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of October 13, 2010, the Definitive Agreement has not closed.

4. Related Party Transactions

a.
On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month for a period of six months. As at June 30, 2010, $26,847 (June 30, 2009 - $35,308) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand. On November 12, 2009, the Company entered into a debt settlement agreement with this individual to settle amounts owing of $35,308, which has been recorded as a gain on debt settlement.

b.
The Company incurred consulting fees of $2,500 (2009 - $30,000) to a relative of the Secretary of the Company. As at June 30, 2010, $Nil (June 30, 2009 - $13,065) is owed to this person. On November 12, 2009, the Company entered into a debt settlement agreement with this individual to settle amounts owing of $15,565, which has been recorded as a gain on debt settlement.

c.
On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month, renewable as long as services are provided to the Company by the individual. As at June 30, 2010, $60,230 (June 30, 2009 - $Nil) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

5. Commitments

a.
On October 30, 2005, the Company entered into an agreement with Colo-Majic Liners, Inc., a company that owns the registered trademark for the Liner products. The Company will manufacture and supply 3,000,000 or more plastic liners every eighteen months, and will also be the designated distributor of the Liner product in the Asian market. The agreement is for a term of five years.

b.
The Company entered into an agreement dated September 28, 2006 with Colo-Majic Liners, Inc. (“Colo-Majic”) to grant the Company a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The Company must pay the following license fees on a bi-annual basis:

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

c.
On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), granting T-Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

6. Common Stock

a.	On April 7, 2010, the Company issued 620,000 shares of common stock at $1.00 per share pursuant to a private placement for cash proceeds of $620,000, net of issue costs of $62,000

b.	On March 23, 2010, the Company issued 200,000 subscribed shares of common stock at $1.00 per share pursuant to a private placement for cash proceeds of $200,000, net of issue costs of $20,000.

c.
On August 8, 2009, the Company entered into an agreement with a consultant for services for a period of 12 months commencing on the effective date. In consideration for the provision of the consulting services, the Company issued the consultant 1,419,300 restricted shares of common stock on March 4, 2010 at a fair value of $1.25 per share. As at June 30, 2010, the Company has recorded the fair value of $1,774,125 to operations as stock-based compensation.

d.	On August 15, 2009, the Company issued 625,000 shares of common stock at $0.80 per share pursuant to a private placement for cash proceeds of $500,000, net of issue costs of $50,000.

Golden Century Resources Limited
(formerly Golden Century Technologies Corp.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

7. Income Taxes

The Company has incurred total net operating losses of $637,464 since inception which expire beginning in fiscal 2029.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss for the years ended June 30, 2010 and 2009 as a result of the following:

	2010 $	2009 $

Income tax benefit computed at the statutory rate	743,829	8,870

Permanent differences	(593,384)	(43)

Change in valuation allowance	(150,445)	(8,827)

Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2010, after applying enacted corporate income tax rates, are as follows:

	2010 $	2009 $

Deferred income tax assets

Net operating loss carried forward	223,105	72,660

Valuation allowance	(223,105)	(72,660)

Net deferred income tax asset	–	–

8.  Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2010 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1) $	(Level 2) $	(Level 3) $	Total $
Assets:
Cash	17,507	–	–	17,507

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9T. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and President, David Lee. Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and President, do not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors, Executive Officers, Promoters and Control Persons

Our directors hold office until the next annual meeting of the stockholders or until her successor has been elected and qualified. The officers of our company are appointed by our directors and hold office until their death, resignation or removal from office. As of June 30, 2010, the names, age, positions held, and dates first elected or appointed of our directors and executive officers are as follows:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Nomination for Directors

All proceedings of the board of directors for the year ended June 30, 2010 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director.

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

Item 11. Executive Compensation

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2010.

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2010.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended June 30, 2010:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended June 30, 2010; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we may collectively refer to as the named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options granted	Option Awards ($)(5)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
David Cheng Lee, President, Treasurer and Director	2010	36,000	-	-	-	-	-	-	36,000
Hong Yang, Secretary and Director	2010	-	-	-	-	-	-	-	-

There are no written employment or consulting agreements between our company and any of our directors and executive officers. There was a consulting agreement entered into on July 1, 2009 for six months with David Lee, however this agreement has expired. On January 1, 2010, we verbally agreed to pay Mr. Lee compensation of $3,000 per month for providing services as our President. Payments made to Mr. Lee are approved by our Board of Directors.

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

Stock Options and Stock Appreciation Rights

From the date of inception July 1, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hong Yang	-	-	-	-	-	-	-	-	-
David Lee	-	-	-	-	-	-	-	-	-

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

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Granted	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Hong Yang	-	-	-	-	-	-	-
David Lee	-	-	-	-	-	-	-

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

As of June 30, 2010, the director, Hong Yang provides management services and office premises to our company. We have no written agreement with Ms. Yang for the provision of services or her compensation and she is not compensated for her services. On July 1, 2009, we signed an employment agreement with Hong Yang for a monthly salary of $3,000 for a period of six months. After the expiration of this employment agreement, Ms. Yang no longer receives a salary for her services.

As of June 30, 2010, the director, David Cheng Lee provides business development to our company since June 25, 2009. We have no written agreement with Mr. Lee for the provision of services or his compensation and he is not compensated for his services. On January 1, 2010, we verbally agreed to pay Mr. Lee a monthly salary of $3,000.

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

The following table sets forth, as of June 30, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
David Cheng Lee	Nil	Nil
Hong Yang Room 707 Zhidi Building, No. 6 Jiao Chang Xi Road, Guangzhou, China	631,390(3)	3.70%
Total (directors and officers as a group)	631,390	3.70%

(1)
Rule 13d-3 under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2010.

(2)	Based on 17,057,300 shares outstanding as of June 30, 2010.

(3)	Of these, 631,390 are held directly by Hong Yang.

Item 13. Certain Relationships And Related Transactions, Director Independence

There has been no transaction, nor is there any currently proposed transaction, since the beginning of the year June 30, 2010, in which the small business issuer was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Ms. Hong Yang was been our President, Treasurer, Secretary and sole director since our inception (July 1, 2005). She is also our original founder. On June 25, 2009, she has resigned as the president and treasurer but continue to be our secretary and director.

On or about July 5, 2005, we approved the issuance of 10,000,000 shares of its common stock to Hong Yang for services rendered in the amount of $10,000. The terms of this transaction were determined by the Board of Directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended June 30, 2010 and June 30, 2009:

Services	2010	2009
Audit fees	$23,750	$15,725.33
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$23,750	$15,725.33

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliott LLP for the fiscal years ended June 30, 2010 and June 30, 2009 in connection with statutory and regulatory filings or engagements.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our sole director); or

•
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

Item 15. Exhibits, Financial Statements and Schedules

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

10.7	Amended Licensing Agreement dated January 15, 2007 between Golden Century Technologies Corporation and Colo-Majic Liners, Inc. attached as an exhibit to our Form 8-K filed on January 18, 2007)

10.8	Distribution Agreement dated January 16, 2007 between Golden Century Technologies Corporation and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)

10.9*	Letter Agreement dated December 18, 2009 between Golden Century Resources Ltd. and JinXin Copper Holding Limited

(23)	Consents of Experts & Counsel

23.1*	Consent of Independent Auditor (Consent of Manning Elliott LLP, Chartered Accountants) dated October 13, 2010

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 13, 2010