Form 10-Q
period 2010-09-30
GOLDEN CENTURY RESOURCES Ltd
filed 2010-11-15
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No.  000-52842

GOLDEN CENTURY RESOURCES LIMITED
(Exact name of registrant as specified in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 2711 Centervill Road, Wilmington, Delaware, 19808
(Address of principal executive offices)   (Zip Code)

(302) 295-4937
(Registrant?s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ?large accelerated filer,? ?accelerated filer,? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 12, 2010, there were 17,057,300 shares of common stock, par value $0.001, outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Golden Century Resources Limited
(A Development Stage Company)

Three Months Ended September 30, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Golden Century Resources Limited
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2010 $	June 30, 2010 $
	(Unaudited)
ASSETS

Current Assets

Cash	26,830	17,507
Deposit	1,000,000	1,000,000

Total Assets	1,026,830	1,017,507

LIABILITIES AND STOCKHOLDERS? EQUITY

Current Liabilities

Accounts payable	219,738	185,621
Accrued liabilities	13,380	?
Due to related parties (Note 4)	122,167	87,078

Total Liabilities	355,285	272,699

Contingencies and Commitments (Notes 1 and 5)

Stockholders? Equity

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	?	?

Common Stock

Authorized: 250,000,000 shares, par value $0.0001
Issued: 17,057,300 shares	1,706	1,706

Additional Paid-in Capital	3,080,069	3,080,069

Deficit Accumulated During the Development Stage	(2,410,230)	(2,336,967)

Total Stockholders? Equity	671,545	744,808

Total Liabilities and Stockholders? Equity	1,026,830	1,017,507

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to September 30, 2010 $	For the Three Months Ended September 30, 2010 $	For the Three Months Ended September 30, 2009 $

Revenue
Sales	251,731	?	?
Cost of sales	(76,552)	?	?

Gross Profit	175,179	?	?

Operating Expenses

Consulting	2,169,834	18,000	298,863
General and administrative expenses	404,717	39,249	42,537
Mineral property exploration costs	58,377	11,075	?
Travel	70,484	4,939	11,992

Total Operating Expenses	2,703,412	73,263	353,392

Loss from Operations	(2,528,233)	(73,263)	(353,392)

Other Income	28,630	?	?
Gain on debt settlement	89,373	?	?

Net Loss	(2,410,230)	(73,263)	(353,392)

Net Loss Per Share ? Basic and Diluted		(0.00)	(0.02)

Weighted Average Shares Outstanding		17,057,000	14,506,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to September 30, 2010 $	For the Three Months Ended September 30, 2010 $	For the Three Months Ended September 30, 2009 $

Operating Activities

Net loss for the period	(2,410,230)	(73,263)	(353,392)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on debt settlement	(89,373)	?	?
Stock-based compensation	1,821,875	?	257,613

Changes in operating assets and liabilities

Prepaid expenses	?	?	(509,211)
Accounts payable and accrued liabilities	299,118	47,497	98,341
Due to a related party	173,040	35,089	70,538

Net Cash Used in Operating Activities	(205,570)	9,323	(436,111)

Investing Activities

Deposits	(997,250)	?	?

Net Cash Used in Investing Activities	(997,250)	?	?

Financing Activities

Proceeds from sale of common stock	1,229,650	?	450,000

Net Cash Provided by Financing Activities	1,229,650	?	450,000

Increase (Decrease) in Cash	26,830	9,323	13,889

Cash ? Beginning of the Period	?	17,507	2,152

Cash ? End of the Period	26,830	26,830	16,041

Non-Cash Financing and Investing Activities

Common shares issued for services	1,852,125	?	?
Common shares issued to settle debt	27,500	?	?

Supplemental Disclosures

Interest paid	?	?	?
Income taxes paid	?	?	?

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

1.  Nature of Operations and Continuance of Business

The Company was incorporated in the State of Delaware on July 1, 2005 as Golden Century Technologies Corp. and changed its name to Golden Century Resources Limited on September 8, 2009. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (?FASB?) Accounting Standards Codification (?ASC?) 915, Development Stage Entities. The Company is based in Wilmington, Delaware, and its principal business is the production and distribution of Flushable Colostomy and Ostomy Pouch Liners (the ?Liners?) for colostomy and ostomy patients. The Company has entered into two agreements with Colo-Majic Liners, Inc. (?Colo-Majic?), the inventor of the Liner product. The first agreement is to supply the Liner products to the North American market, and the second agreement is to manufacture, market and distribute the Liner product in the People?s Republic of China.

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (?JinXin?), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (?Long Du?). Long Du is incorporated in Sichuan Province in the People?s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (?Yang Tan?). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company?s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at November 8, 2010.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has accumulated losses of $2,410,230 since inception. These factors raise substantial doubt regarding the Company?s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at September 30, 2010 the Company had cash of $26,830 on hand. Management?s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.  Summary of Significant Accounting Principles

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company?s fiscal year-end is June 30.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

b)  Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (?SEC?) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company?s audited financial statements and notes thereto for the year ended June 30, 2010, included in the Company?s Annual Report on Form 10-K filed on October 13, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company?s financial position at September 30, 2010, and the results of its operations and cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)  Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company?s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

e)  Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of September 30, 2010 and 2009.

f)  Basic and Diluted Net Income (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260 Earnings Per Share (?ASC 260?). ASC 260 requires presentation of both basic and diluted earnings per share (?EPS?) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

 Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

h)  Financial Instruments and Risk

The Companys financial instruments consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on ?Level 1? inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

j)  Foreign Currency Translation

The Company?s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and Chinese Renminbi and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

k)  Mineral Property Costs

The Company has recently engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company?s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

l)  Revenue Recognition

Revenues consist of the sale of the plastic liners and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the products shipped, and collectability is reasonably assured.

The Company continually monitors timely payments and assesses any collection issues regarding accounts receivable. At the time of sale, any significant customer accounts that are not expected to be collected are excluded from revenues.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

m)  Stock-based Compensation

In accordance with ASC 718, Compensation ? Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

n)  Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this amendment did not have a material effect on the Company?s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (?JinXin?), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (?Long Du?). Long Du is incorporated in Sichuan Province in the People?s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (?Yang Tan?). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a short term deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company?s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of November 8, 2010, the Definitive Agreement has not closed.

4.  Related Party Transactions

a)
On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month. As at September 30, 2010, $27,000 (June 30, 2010 - $26,847) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

4.  Related Party Transactions (continued)

b)
On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month, renewable as long as services are provided to the Company by the individual. As at September 30, 2010, $75,731 (June 30, 2010 - $60,230) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)	On September 3, 2010, the President of the Company advanced $19,436 (CDN $20,000) to the Company. This advance is unsecured, non-interest bearing and is due on demand.

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

b)
The Company entered into an agreement dated September 28, 2006 with Colo-Majic Liners, Inc. (?Colo-Majic?) to grant the Company a license to manufacture, develop and distribute the Liner product in the mainland of the People?s Republic of China, excluding Hong Kong, Macau and Taiwan. The Company must pay the following license fees on a bi-annual basis:

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

c)
On January 16, 2007, the Company entered into a Distribution Agreement with T-Ray Science, Inc. (?T-Ray?), granting T-Ray the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

6.  Fair Value Measurements

The Companys financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company?s cash equivalents is determined based on ?Level 1? inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company?s balance sheet as of September 30, 2010 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1) $	(Level 2) $	(Level 3) $	Total $

Assets:
Cash	26,830	?	?	26,830

ITEM 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as ?may?, ?should?, ?expect?, ?plan?, ?anticipate?, ?believe?, ?estimate?, ?predict?, ?potential? or ?continue? or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled ?Risk Factors?, that may cause our company?s or our industry?s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all references to ?common shares? refer to the common shares of our capital stock.

As used in this quarterly report, the terms ?we?, ?us? and ?our? refer to Golden Century Resources Limited, unless otherwise indicated.

OVERVIEW

We are a Delaware Corporation established in July 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and The Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the ?Liners) to Colo-Majic Liners, Inc. (the ?Colo-Majic?) for its existing North American market and to manufacture, market and distribute the Liners in the People of Republic of China, Hong Kong, Macau, Taiwan and The Middle East.

On October 30, 2005, we entered into an Agreement of Cooperation with Colo-Majic. Pursuant to the agreement, we will manufacture and supply 3,000,000 or more liners every eighteen months. The agreement is for a term of five years.

On September 28, 2006, we entered into a Licensing Agreement with Colo-Majic. Pursuant to the agreement, Colo-Majic granted us a license to manufacture, develop and distribute the Liner product in the mainland of the People?s Republic of China, excluding Hong Kong, Macau and Taiwan.

On January 15, 2007, we entered into a Licensing Agreement Amendment with Colo-Majic adding additional Territories of Hong Kong, Taiwan, Macau and The Middle East for the existing Licensing, Production and Distribution Agreement dated September 28, 2006.

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (the ?T-Ray?), a Delaware corporation, regarding granting non-exclusive distribution rights to T-Ray to promote, sell and distribute the Flushable Colostomy and Ostomy Pouch Liners in the territories of The Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey. On January 16, 2008, we terminated the Distribution Agreement dated January 16, 2007 with T-Ray Science, Inc.

On August 12, 2009, we entered into a Letter of Intent with JinXin Copper Holding Limited (?Jinxin?), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (?Long Du?). LongDu is a corporation incorporated in the Shanghai Town, Nanjiang County, Sichuan Province, P.R.China and it owns prospecting permit no.510000073032 of Yang Tan Gold Mine (?Yang Tan?) for prospecting right area of 9.77Km? from January 19, 2009 to January 19, 2011.  Pursuant to the Letter of Intent, we will acquire all the rights to Yang Tan owned by JinXin. Within the first week following the execution of the Letter of Intent, we are required to pay the sum of $500,000 to JinXin for expenses relating to the application for the government exploitation permit for Yang Tan. Upon closing, we will also issue from treasury and deliver to JinXin common shares of our capital stock, the number of which has yet to be determined, and pay any additional consideration that is agreed to be paid as part of the consideration in a definitive agreement between the parties. On August 18, 2009, the $500,000 to Jinxin has been paid pursuant to the Letter of Intent. Currently we have not determined the number of shares to JinXin yet.

On September 8, 2009, we completed a merger with our subsidiary, Golden Century Resources Limited, a Delaware corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from ?Golden Century Technologies Corporation? to ?Golden Century Resources Limited?.

On December 18, 2009, we entered into a Letter Agreement with JinXin pursuant to which we paid a second deposit of $500,000 to JinXin in connection with the proposed acquisition of Long Du. The amount will be fully refunded to us by JinXin if the prospecting permit application is not successful any time prior to the execution of a Definitive Agreement for the purchase of Long Du. After the execution of the definitive agreement, the deposit will not be refundable. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company?s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The Definitive Agreement has not closed as at November 12, 2010.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to September 30, 2010, we have generated total revenues of only $251,731 and as of September 30, 2010, we have incurred an accumulated deficit of $2,410,230 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue.

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

Our strategic operating priorities for the balance of 2010 focus primarily on our goal of increasing revenues by December 31, 2010. We intend to achieve this revenue growth on several fronts as follows:

●	We intend to promote the Colo-Majic?Flushable Colostomy and Ostomy Pouch Liners throughout Mainland of China, Hong Kong, Macau and Taiwan;

●	We intend to continue to expand our revenue sources outside Colo-Majic. We intend to continue to pursue opportunities with other health care products.

●	We intend to pursue the acquisition of Long Du from JinXin and continue to assist with the acquisition of the Yang Tan prospecting permit.

Product Overview

Colo-Majic? Flushable Colostomy and Ostomy Pouch Liner, it is designed to be used with the exiting pouch systems that are regularly used for colostomy and ostomy patients worldwide. Currently, the pouches are used, washed between uses and then thrown away. By using the Liners, patients can remove and flush the liner and install a new liner into the pouch. This increases the number of times the pouch can be used and reduces costs, since the liners are much less expensive than the pouches.

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

TRADE MARKS

Mr. Douglas Wolrich, the inventor, holds 100% interest in the trademark of Colo-Majic? for the Flushable Colostomy and Ostomy Pouch liner. We have the rights to use the trademark in connection with our exercise of the rights under our agreement with Mr. Wolrich.

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

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2010, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at September 30, 2010 approximate their carrying values.

Employees

As of September 30, 2010, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. Lee handles all the responsibilities in the area of business development and corporate administration. Ms. Yang handles some responsibilities in the area of corporate administration.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Three Months ended September 30, 2010 Compared to Three Months ended September 30, 2009, and for the Period from July 1, 2005 (Date of Inception) to September 30, 2010

Since our inception on July 1, 2005 to September 30, 2010, we have only generated revenues of $251,731. For the three months ended September 30, 2010 we incurred a net loss of $73,263 compared to a net loss of $353,392 for the three months ended September 30, 2009. Most of the increase in the net loss is the result of operating expenses during the period. From July 1, 2005 (Date of Inception) to September 30, 2010, we incurred a net loss of $2,410,230. Our net loss per share was nil for the three months ended September 30, 2010 and $0.02 for the three months ended September 30, 2009.

Our total operating expenses were $73,263 for the three months ended September 30, 2010, compared to $353,392 for the same period ended September 30, 2009, a decrease of approximately $280,129 resulting from decreases of consulting fees and travel costs during the period. From July 1, 2005 (Date of Inception) to September 30, 2010, we incurred total operating expenses of $2,703,412.

Our general and administrative expenses for the three months ended September 30, 2010 were $39,249 compared to $42,537 for the same period ended September 30, 2009. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs, web development and office supplies). From July 1, 2005 (Date of Inception) to September 30, 2010, we incurred general and administrative expenses of $404,717.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2010, we had working capital of $671,545. Our deficit accumulated during the development stage to September 30, 2010 was $2,410,230. For the period ended September 30, 2010, we had cash of $26,830. Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

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

Mineral Property Costs

The Company has recently engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company?s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Stock-based Compensation

In accordance with ASC 718, Compensation ? Stock Based Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended June 30, 2010, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report.

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

ITEM 1 A.  RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company?s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following material risks. You could lose all or part of your investment due to any of these material risks.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of September 30, 2010, we have only generated revenues from our inception of $251,731, which was from our only customer and represented 100% of our total revenue. For the three months ended September 30, 2010, we generated no revenues. We had an accumulated deficit of $2,410,230 from inception to September 30, 2010. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

We will require additional financing in the future. We may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender?s consent will be required before we take certain actions. Similarly the terms of certain securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any additional issuance of our securities may dilute your interest in our company, which may reduce the value of your investment.

We could lose our competitive advantages if we are not able to protect any intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Although the Liner product has been patented in the People?s Republic of China by the inventor and we have a license to that patent, we may not be able to completely protect our proprietary rights against possible infringement, which could cause us to lose our competitive advantage and negatively impact our business and operations. Our efforts to protect our intellectual property rights could be time-consuming and costly and we sill might not be successful in protecting them. The potential expense and loss of competitiveness related to our intellectual property could cause our business to remain unprofitable and eventually cause us to go out of business.

We may face regulatory difficulties for our products, which may cause us to slow down or cease our operations

The manufacturing and sale of the health care products of the Liners in the People?s Republic of China are subject to potential regulations of the federal State Food and Drug Administration and local State Food and Drug Administration offices within the provincial government. The bureaucracy and corruption that are often seen in the bureaucratic procedures in China may have adverse effects on our operation and financial conditions.

Although we have two independent consultants who are working on these licenses and authorizations on behalf of our company, we have no assurance that we will get theses licenses and authorizations successfully.

The uncertain nature of the business legal environment in the People?s Republic of China and our industry may prove to make our company vulnerable to local government agencies who have persistent bureaucratic power over manufacturers, distributors, retailers and other parties who may wish to do business with us. If companies are prevented from doing business with us in China, then we will go out of business and investors will lose all of their investment in our company.

Our Bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties

Our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought for breach of a director?s duties to us or to our stockholders except in certain limited circumstances. In addition, our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. Our Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage investors or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

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

Because our directors and officers live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to enforce judgment and civil liabilities against them.

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

Risks Related to Our Business

Our success depends upon the development of China?s health care products industry and if that industry stagnates, we may go out of business.

China is currently the world?s most populous country and one of the largest producers and consumers of health care products. The health care industry in China has been under tight state and provincial government controls until recent years, when the government controls appear to have become less cumbersome. However, the health care industry in China is stagnating, especially where it concerns research, development and the production of supplies and devices arguably due to immature regulatory policies, local protectionist activities and a shortage of state and provincial funding. Despite the Chinese government?s continued emphasis on industry self-sufficiency, the industry continues to be impeded by inadequate research and development facilities, a lack of innovative product lines due to long history of practice of free-copying of foreign intellectual properties and a lack of financial and political incentives to attract talented persons into the industry. Since we will rely on the local facilities and our subsidiary to manufacture and market the products, and since our potential customer are mainly hospitals and clinics and pharmacies chains, which are largely state owned, our ability to increase sales and revenues may be delayed and hindered by any of these factors and we may go out of business.

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

We entered into a Letter of Intent with JinXin, British Virgin Island corporation, on August 12, 2009 to acquire all of its 62% ownership interest in Long Du, a People?s Republic of China company that owns prospecting permit no.510000073032 of Yang Tan Gold Mine for a prospecting right area of 9.77 km2 from January 19, 2009 to January 19, 2011. No definitive agreement to acquire Long Du has been reached and there is no guarantee that such an agreement will ever be reached.

On August 18, 2009, we paid a deposit of $500,000 to JinXin as a reimbursement of the costs paid by JinXin for Long Du to apply for the Yang Tan prospecting permit. We paid a further $500,000 deposit on December 18, 2009 pursuant to a Letter Agreement entered into with JinXin. The deposits are fully refundable by JinXin to us if the prospecting permit application is not successful any time prior to the execution of a Definitive Agreement for the purchase of Long Du. After the execution of the definitive agreement, the deposit will not be refundable. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company?s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The Definitive Agreement has not closed as at November 12, 2010.

There can be no assurance that the Yang Tan mining permit will be granted, or that we will receive a refund of the deposits. Even if the Yang Tan mining permit is granted, we may not be able to reach a definitive agreement acceptable to the parties and we may never derive any benefit from the payments made to JinXin thus far.

Even if we are able to successfully acquire Long Du, there are no proven or probable reserves, and the probability of an individual prospect having reserves is extremely remote. Therefore, we may never discover any reserves and any funds spent by us on exploration or development activities could be lost.

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

The Economic Policies of the People?s Republic of China Could Affect our Business. If the economic policies of China hamper our ability to carry on business and earn revenues, we may be forced to abandon our business plan and may have to cease our operations.

Substantially all of our revenue will be derived from operations in the People?s Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People?s Republic of China. Our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of the People?s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People?s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People?s Republic of China?s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People?s Republic of China may hamper our ability to expand our business and/or operations internationally. The People?s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions we may consummate in the future.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi Yuan, the currency of the People?s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People?s Republic of China?s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2010, the exchange rate between the Renminbi Yuan and the United States dollar was 6.69 Renminbi Yuan to every one United States dollar.

We may face obstacles from the communist system and Political, Judicial and/or Ministerial Corruption in the People?s Republic of China and may have to cease operations.

Foreign companies conducting operations in the People?s Republic of China face significant political, economic and legal risks. The Communist regime in the People?s Republic of China, including a cumbersome bureaucracy, may hinder Western investment. We may have difficulty establishing adequate management, legal and financial controls in the People?s Republic of China and may have to cease operations.

Another obstacle to foreign investment in the People?s Republic of China is corruption. We may face judicial and ministerial corruption in the People?s Republic of China. There is no assurance that we will be able to obtain recourse, if desired, through the People?s Republic of China?s poorly developed and sometimes corrupt judicial systems. In addition, many of the regulatory and business authorities with whom we normally conduct our business, are state employees or affiliated state-enterprise employees. These officials may engage in corrupt activities which may negatively impact our ability to conduct business.

We may have difficulty establishing adequate management, legal and financial controls in The People?s Republic of China. This may cause our business operations to suffer and investors could lose their investments in our company.

The People?s Republic of China, officially and generally, has not adopted a Western style of management and financial reporting concepts and practices, or modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People?s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. This may cause our business operations to suffer and investors could lose their investments in our company.

We may not be able to obtain regulatory approvals for our products, which would cause us to cease operations.

The federal Food and Drug Administration and local Food and Drug Administration offices within the provincial and municipal governments regulate the manufacture and sale of health care products in the People?s Republic of China. Although we are not currently subject to direct federal, state, or local regulation in the People of Republic of China other than regulations applicable to businesses generally, it may be regulated by the Federal Food and Drug Administration and local Food and Drug Administration offices at the provincial government after our products becoming popular in China. At that time, our operations will cease if we are not able to obtain regulatory approvals for our products from the Federal Food and Drug Administration and each of the local Food and Drug Administration offices.

Risks Associated with Our Common Stock

There is no active public market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active public market for our common stock and such a market may not develop or be sustained. Our common stock is quoted on the National Association of Securities Dealers Inc.?s OTC Bulletin Board; however, we cannot provide our investors with any assurance that that a public market will materialize for our common stock. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If a trading market for our common stock is established, then the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC?s penny stock regulations and the NASD?s sales practice requirements, which may limit a stockholder?s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines ?penny stock? to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and ?accredited investors?. The term ?accredited investor? refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer?s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer?s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser?s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the ?penny stock? rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer?s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of our equity securities during the period covered by this report that have not been previously reported.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.3	Certificate of Ownership filed with the Secretary of State of Delaware dated September 8, 2009 (attached as an exhibit to our Form 8-K filed on October 8, 2009)
(10)	Material Contracts
10.1	Consulting Agreement dated August 1, 2005 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.2	Consulting Agreement dated August 1, 2005 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.3	Production Agreement dated October 31, 2005 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.4	Amendment Consulting Agreement dated August 1, 2006 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.5	Amendment Consulting Agreement dated August 1, 2006 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.6	Licensing Agreement dated September 28, 2006 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.7	Amended Licensing Agreement dated January 15, 2007 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.8	Distribution Agreement dated January 16, 2007 between our Company and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.9	Letter of Intent dated August 12, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on August 12, 2009)
10.10	Letter Agreement dated December 18, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on December 23, 2009)
10.11	Form of Private Placement Subscription Agreement (attached as an exhibit to our Form 8-K filed on January 27, 2010)
10.12	Private Placement Subscription Agreement dated February 18, 2010 between our Company and Wei Qi (attached as an exhibit to our Form 8-K filed on March 29, 2010)
10.13	Lock up Agreement dated February 26, 2010 among our Company, Mo You Yu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.14	Lock up Agreement dated February 26, 2010 among our Company, Yun Zhi Lu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.15	Lock up Agreement dated February 26, 2010 among our Company, Au Chi Shung and Golden Century Resources Limited (BVI) (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.16	Lock up Agreement dated February 26, 2010 among our Company, Hong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.17	Lock up Agreement dated February 26, 2010 among our Company, Thomas Braun and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.18	Lock up Agreement dated February 26, 2010 among our Company, Jiyong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN CENTURY RESOURCES LIMITED

Date: November 15, 2010	By:	/s/David Cheng Lee
David Cheng Lee
President and Director (Principal Executive Officer and Principal Financial Officer)