Form 10-Q
period 2010-12-31
GOLDEN CENTURY RESOURCES Ltd
filed 2011-02-22
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 21, 2011, there were 17,257,300 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Golden Century Resources Limited
(A Development Stage Company)

Six Months ended December 31, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Golden Century Resources Limited
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2010 $	June 30, 2010 $
	(Unaudited)
ASSETS

Current Assets

Cash	36,720	17,507
Deposit	1,150,000	1,000,000

Total Assets	1,186,720	1,017,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	308,765	185,621
Due to related parties (Note 4)	123,235	87,078

Total Liabilities	432,000	272,699

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–

Common Stock

Authorized: 250,000,000 shares, par value $0.0001
Issued: 17,257,300 (June 30, 2010 – 17,057,300) shares	1,726	1,706

Additional Paid-in Capital	3,260,049	3,080,069

Deficit Accumulated During the Development Stage	(2,507,055)	(2,336,967)

Total Stockholders’ Equity	754,720	744,808

Total Liabilities and Stockholders’ Equity	1,186,720	1,017,507

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to December 31, 2010 $	For the Three Months Ended December 31, 2010 $	For the Three Months Ended December 31, 2009 $	For the Six Months Ended December 31, 2010 $	For the Six Months Ended December 31, 2009 $

Revenue
Sales	251,731	–	–	–	–
Cost of sales	(76,552)	–	–	–	–

Gross Profit	175,179	–	–	–	–

Operating Expenses

Consulting	2,187,834	18,000	511,369	36,000	810,232
General and administrative expenses	466,333	61,616	61,763	100,865	104,300
Mineral property exploration costs (Note 3)	58,377	–	–	11,075	–
Travel	87,693	17,209	6,813	22,148	18,805

Total Operating Expenses	2,800,237	96,825	579,945	170,088	933,337

Loss from Operations	(2,625,058)	(96,825)	(579,945)	(170,088)	(933,337)

Other Income	28,630	–	–	–	–
Gain on debt settlement (Note 4 and 5)	89,373	–	89,373	–	89,373

Net Loss	(2,507,055)	(96,825)	(490,572)	(170,088)	(843,964)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.03)	(0.01)	(0.06)

Weighted Average Shares Outstanding		17,096,000	14,818,000	17,077,000	14,662,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to December 31, 2010 $	For the Six Months Ended December 31, 2010 $	For the Six Months Ended December 31, 2009 $

Operating Activities

Net loss for the period	(2,507,055)	(170,088)	(843,964)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on debt settlement	(89,373)	–	(89,373)
Stock-based compensation	1,821,875	–	732,982

Changes in operating assets and liabilities

Prepaid expenses	–	–	(1,000,000)
Accounts payable and accrued liabilities	374,765	123,144	64,705
Due to a related party	174,108	36,157	103,212

Net Cash Used in Operating Activities	(225,680)	(10,787)	(1,032,438)

Investing Activities

Deposits	(1,147,250)	(150,000)	–

Net Cash Used in Investing Activities	(1,147,250)	(150,000)	–

Financing Activities

Proceeds from sale of common stock	1,409,650	180,000	450,000
Common stock subscribed	–	–	710,000

Net Cash Provided by Financing Activities	1,409,650	180,000	1,160,000

Increase in Cash	36,720	19,213	127,562

Cash – Beginning of the Period	–	17,507	2,152

Cash – End of the Period	36,720	36,720	129,714

Non-Cash Financing and Investing Activities

Common shares issued for services	1,852,125	–	–
Common shares issued to settle debt	27,500	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. On December 8, 2010, a further $150,000 was paid to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at February 11, 2011.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, the Company has accumulated losses of $2,507,055 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at December 31, 2010 the Company had cash of $36,720 on hand. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.  Summary of Significant Accounting Principles

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

b)  Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K filed on October 13, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2010, and the results of its operations and cash flows for the six months ended December 31, 2010 and 2009. The results of operations for the three months and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)  Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of December 31, 2010 and 2009.

f)  Basic and Diluted Net Income (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
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
December 31, 2010
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

3.  Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a short term deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful. During the six month period ended December 31, 2010, the Company paid a further $150,000 to JinXin and incurred mineral property expenditures of $11,075.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of February 11, 2011, the Definitive Agreement has not closed.

4.  Related Party Transactions

a)
On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month. As at December 31, 2010, $27,159 (June 30, 2010 - $26,847) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

4.  Related Party Transactions (continued)

b)
On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month, renewable as long as services are provided to the Company by the individual. As at December 31, 2010, $60,968 (June 30, 2010 - $60,230) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)	During the period ended December 31, 2010, the President of the Company advanced $35,108 to the Company. This advance is unsecured, non-interest bearing and is due on demand.

5.	Common Stock

On December 13, 2010, the Company issued 200,000 shares at $1.00 per share for gross proceeds of $200,000. The Company paid a finder’s fee of $20,000 in connection with the private placement.

6.  Commitments

a)
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

7.  Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2010 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1) $	(Level 2) $	(Level 3) $	Total $

Assets:
Cash	36,720	–	–	36,720

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” refer to Golden Century Resources Limited, unless otherwise indicated.

OVERVIEW

We are a Delaware Corporation established in July 2005. We are engaged in the production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and The Middle East. Our principal business is to supply the Flushable Colostomy and Ostomy Pouch Liners (the “Liners”) to Colo-Majic® Liners, Inc. (“Colo-Majic®”) for its existing North American market and to manufacture, market and distribute the Liners in the People of Republic of China, Hong Kong, Macau, Taiwan and The Middle East.

We are also engaged in the business of the acquisition, exploration and development of mineral properties.  We intend to acquire a 62% interest in the Yang Tan Gold Mine (“Yang Tan”) in China pursuant to the terms of our agreement with the current owner of that interest, JinXin Copper Holding Limited (“JinXin”).

On October 30, 2005, we entered into an Agreement of Cooperation with Colo-Majic®. Pursuant to the agreement, we agreed to manufacture and supply 3,000,000 or more liners every eighteen months. The agreement was for a term of five years and has now expired.

On September 28, 2006, we entered into a Licensing Agreement with Colo-Majic®. Pursuant to the agreement, Colo-Majic® granted us a license to manufacture, develop and distribute the Liner product in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.

On January 15, 2007, we entered into a Licensing Agreement Amendment with Colo-Majic® adding additional Territories of Hong Kong, Taiwan, Macau and The Middle East for the existing Licensing, Production and Distribution Agreement dated September 28, 2006.

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

On August 12, 2009, we entered into a Letter of Intent with JinXin, a British Virgin Island corporation that owns 62% of the issued and outstanding common shares of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province, China and owns a prospecting permit of Yang Tan.  Pursuant to the Letter of Intent, we intend to acquire all 62% of the issued and outstanding common shares of Long Du currently held by JinXin and thereby obtain all of the rights and interests of JinXin in Yang Tan. In accordance with the Letter of Intent, we agreed to pay a total deposit of $1,000,000 to JinXin to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, we paid half of the deposit, $500,000, to JinXin.

On December 18, 2009, we entered into a Letter of Agreement with JinXin, pursuant to which we paid JinXin $500,000, the remaining half of the deposit. On December 8, 2010, we paid a further $150,000 to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, we will issue common shares of our capital stock to JinXin as part of the purchase price for the shares.  We do not yet know how many of our shares we will issue to JinXin as that number still has to be agreed to by the parties. There also may be an additional payment of funds upon closing but that figure is still being negotiated between the parties.

We have not yet determined the number of shares or amount of funds, if any, that will be payable to JinXin upon the closing of the acquisition of the shares.

All amounts that have been paid by us to JinXin are to be refunded to us in the event that our acquisition of the shares in Long Du does not occur. As of February 21, 2011, we have not yet closed the acquisition.

On September 8, 2009, we completed a merger with our subsidiary, Golden Century Resources Limited, a Delaware corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Golden Century Technologies Corporation” to “Golden Century Resources Limited”.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to December 31, 2010, we have generated total revenues of only $251,731 and as of December 31, 2010, we have a deficit accumulated during the development stage of $2,507,055 since inception (July 1, 2005). We expect to continue to incur significant additional operating losses in the coming years.

Our capital requirements relating to the manufacturing and marketing of our products and the potential acquisition of 62% of Long Du capital stock and the corresponding interest in the Yang Tan Gold Mine, have been and will continue to be, significant. We are dependent on the proceeds of future financings in order to continue in business and to develop and acquire the 62% interest in the Yang Tan Gold Mine. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

Our strategic operating priorities for the balance of 2011 focus primarily on completing the acquisition of the Yang Tan Gold Mine and taking over all or some of the operations of the mine at that time.

Product Overview

We have a license to manufacture, market and sell Colo-Majic® Flushable Colostomy and Ostomy Pouch Liners.  The Liners are designed to be used with the existing pouch systems that are regularly used for colostomy and ostomy patients worldwide. Currently, the pouches are used, washed between uses and thrown away. By using the Liners, patients can remove and flush the liner and install a new liner into the pouch. This increases the number of times the pouch can be used and reduces costs, since the liners are much less expensive than the pouches.

The Liners are inexpensive, light to carry, easy to apply, safe and clean.

The Liners are flushable.  Pouches are not flushable. The pouches are not flushable because they have to be made from materials with a certain thickness to provide a strong hold capability. Also, they have to have a mechanism for sticking to the skin. These design requirements make them un-flushable. The Liners, however, are completely flushable, which puts the waste in the septic/sewage treatment system instead of in garbage cans and landfills.  Disposing of the waste in the septic/sewage treatment system is healthier for both the colostomy/ostomy patient and the public.

The curved-inward shape of the Liners on both sides cuts off the excessive material that otherwise would affect the connection tightness when applying on the inter-locking rims of the pouch components, as it is very precise in engineering and requires a snug fit at all times. That is to say, using a regular rectangular-shaped liner, for example, would have too much material to fit in between the inter-locking rims of the pouch. The curved sealing lines on both sides, however, are designed to create two small areas where several pin holes can be punched into the Liners to let any gas, but not the contents, travel through.

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

DOMAIN NAMES

We hold a 100% interest in the domain name of www.gc-hightech.com

LICENSING AGREEMENT

Pursuant to the agreement between Colo-Majic® and us dated September 28, 2006, Mr. Douglas Wolrich grants us the license and the sole exclusive and assignable right to use or cause to be used the Liner product in any manner and for any purpose to in any manner develop, maintain, manufacture, transport, distribute, market, sell, lease and/or license or sub-license the Liner product and to sell the same to the general public throughout China. We acknowledged that the within grant of the License is limited only to the purposes stated and does not constitute a grant of any right of ownership of intellectual property of the Liner product. This license expires on April 21, 2015. This license will continue until April 21, 2015 as long as the terms and conditions of this Licensing Agreement are being met.

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

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2010, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2010 approximate their carrying values.

Employees

As of December 31, 2010, we have two full time employees, our president and treasurer, Mr. David Cheng Lee and our Secretary, Ms. Hong Yang. Mr. Lee handles all the responsibilities in the area of business development and corporate administration. Ms. Yang handles some responsibilities in the area of corporate administration.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations for the Six Months ended December 31, 2010 Compared to Six Months ended December 31, 2009, and for the Period from July 1, 2005 (Date of Inception) to December 31, 2010

Since our inception on July 1, 2005 to December 31, 2010, we have only generated revenues of $251,731. For the six months ended December 31, 2010 we incurred a net loss of $170,088 compared to a net loss of $843,964 for the six months ended December 31, 2009. Most of the decrease in the net loss is the result of a decrease in our operating expenses during the period.  The decrease in operating expenses comes from a decrease in our expenses relating to the payment of consultants.  Since the sales of our Liner product were nil for several quarters, we terminated our existing consulting contracts, which were for consultants to market and sell the Liners.  We have engaged two consultants to work on ensuring that JinXin and Long Du obtain the correct licenses and authorizations for the property in preparation of our acquisition of the interest in the Yang Tan Gold Mine.  By making these changes, we have greatly reduced the amount of money we are spending on consultants.  From July 1, 2005 (Date of Inception) to December 31, 2010, we incurred a net loss of $2,507,055. Our net loss per share was $0.01 for the six months ended December 31, 2010 and $0.06 for the six months ended December 31, 2009.

Our total operating expenses were $170,088 for the six months ended December 31, 2010, compared to $933,337 for the same period ended December 31, 2009, a decrease of approximately $763,249, or 82%,  resulting from decreases of consulting fees and travel costs during the period. From July 1, 2005 (Date of Inception) to December 31, 2010, we incurred total operating expenses of $2,800,237.

Our general and administrative expenses for the six months ended December 31, 2010 were $100,865 compared to $104,300 for the same period ended December 31, 2009. Our general and administrative expenses consist of professional fees, per diem expenses, rent, office maintenance, communication expenses (cellular, internet, fax, telephone, office supplies, courier and postage costs and office supplies). From July 1, 2005 (Date of Inception) to December 31, 2010, we incurred general and administrative expenses of $466,333.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2010, we had working capital of $754,720. Our deficit accumulated during the development stage to December 31, 2010 was $2,507,055. For the period ended December 31, 2010, we had cash of $36,720. Our capital requirements have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to acquire the 62% interest in the Yang Tan Gold Mine. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next twelve months. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, investors may lose their entire investments.

Audit Committee

The functions of the audit committee are currently carried out by our board of directors. Our board of directors has determined that we do not have a director that is an audit committee financial expert carrying out the duties of the audit committee. Our board of directors has determined that the cost of hiring a financial expert to act as a director of our company and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or one percent of the average our total assets at year end for the last two completed fiscal years.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the unaudited financial statements contained herein, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

Stock-based Compensation

In accordance with ASC 718, Compensation - Stock Based Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing and our ability to complete the acquisition of the 62% interest in the Yang Tan Gold Mine. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out by our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report.

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

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of December 31, 2010, we have only generated revenues from our inception of $251,731, which was from our only customer and represented 100% of our total revenue. For the six months ended December 31, 2010, we generated no revenues. We had an accumulated deficit of $2,507,055 from inception to December 31, 2010. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

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

We have only limited experience in developing and commercializing the Liners, and there is limited information available concerning the potential performance or market acceptance of the Liners in China. There can be no assurance that unanticipated expenses or problems will not occur which would result in material delays in commercialization of our products or that our efforts will result in successful commercialization.  If we are unable to earn sufficient revenues, our company will most likely fail and investors will lose their investments in our company.

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

David Lee, our President, Treasurer and Director is a resident of Canada, and Hong Yang, our Secretary and Director is a national and resident of China, and all or a substantial portion of their assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against them, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

We entered into a Letter of Intent with JinXin, British Virgin Island corporation, on August 12, 2009 to acquire all of its 62% ownership interest in Long Du, a People’s Republic of China company that owns prospecting permit no.510000073032 of Yang Tan Gold Mine for a prospecting right area of 9.77 km2 from January 19, 2009 to January 19, 2013. No definitive agreement to acquire Long Du has been reached and there is no guarantee that such an agreement will ever be reached.

On August 15, 2009, we paid a deposit of $500,000 to JinXin as a reimbursement of the costs paid by JinXin for Long Du to apply for the Yang Tan prospecting permit. We paid a further $500,000 deposit on December 18, 2009 pursuant to a Letter Agreement entered into with JinXin.  We also paid an additional $150,000 as a further deposit to JinXin to enable it to pay certain expenses. The deposits are fully refundable by JinXin to us if the prospecting permit application is not successful any time prior to the execution of a Definitive Agreement for the purchase of Long Du. After the execution of the definitive agreement, the deposit will not be refundable. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The Definitive Agreement has not closed as at February 21, 2011.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2010, the exchange rate between the Renminbi Yuan and the United States dollar was 6.59 Renminbi Yuan to every one United States dollar.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.3	Certificate of Ownership filed with the Secretary of State of Delaware dated September 8, 2009 (attached as an exhibit to our Form 8-K filed on October 8, 2009)
(10)	Material Contracts
10.1	Consulting Agreement dated August 1, 2005 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.2	Consulting Agreement dated August 1, 2005 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.3	Production Agreement dated October 31, 2005 between our Company and Colo-Majic® Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.4	Amendment Consulting Agreement dated August 1, 2006 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.5	Amendment Consulting Agreement dated August 1, 2006 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.6	Licensing Agreement dated September 28, 2006 between our Company and Colo-Majic® Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.7	Amended Licensing Agreement dated January 15, 2007 between our Company and Colo-Majic® Liners, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.8	Distribution Agreement dated January 16, 2007 between our Company and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.9	Letter of Intent dated August 12, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on August 12, 2009)
10.10	Letter Agreement dated December 18, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on December 23, 2009)
10.11	Form of Private Placement Subscription Agreement (attached as an exhibit to our Form 8-K filed on January 27, 2010)
10.12	Private Placement Subscription Agreement dated February 18, 2010 between our Company and Wei Qi (attached as an exhibit to our Form 8-K filed on March 29, 2010)
10.13	Lock up Agreement dated February 26, 2010 among our Company, Mo You Yu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.14	Lock up Agreement dated February 26, 2010 among our Company, Yun Zhi Lu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.15	Lock up Agreement dated February 26, 2010 among our Company, Au Chi Shung and Golden Century Resources Limited (BVI) (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.16	Lock up Agreement dated February 26, 2010 among our Company, Hong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.17	Lock up Agreement dated February 26, 2010 among our Company, Thomas Braun and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.18	Lock up Agreement dated February 26, 2010 among our Company, Jiyong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.19	Private Placement Subscription Agreement with Alive Gold Limited (attached as an exhibit to our Form 8-K filed on December 15, 2010)
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN CENTURY RESOURCES LIMITED

Date: February 21, 2011	By:	/s/ David Cheng Lee
David Cheng Lee
President and Director (Principal Executive Officer and Principal Financial Officer)