Form 10-Q
period 2011-03-31
GOLDEN CENTURY RESOURCES Ltd
filed 2011-05-20
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No.  000-52842

GOLDEN CENTURY RESOURCES LIMITED
(Exact name of registrant as specified in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1200, N. West Street, Wilmington, Delaware, 19801
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

Large accelerated filer ☐   Non-accelerated filer ☐   Accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 20, 2010, there were 17,257,300 shares of common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Golden Century Resources Limited
(A Development Stage Company)
March 31, 2011

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Golden Century Resources Limited
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2011 $	June 30, 2010 $
	(Unaudited)
ASSETS

Current Assets

Cash	11,368	17,507
Deposit (Note 3)	1,150,000	1,000,000

Total Assets	1,161,368	1,017,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	314,206	185,621
Due to related parties (Note 4)	191,950	87,078

Total Liabilities	506,156	272,699

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–

Common Stock

Authorized: 250,000,000 shares, par value $0.0001
Issued: 17,257,300 (June 30, 2010 – 17,057,300) shares	1,726	1,706

Additional Paid-in Capital	3,260,049	3,080,069

Deficit Accumulated During the Development Stage	(2,606,563)	(2,336,967)

Total Stockholders’ Equity	655,212	744,808

Total Liabilities and Stockholders’ Equity	1,161,368	1,017,507

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to March 31, 2011 $	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	For the Nine Months Ended March 31, 2011 $	For the Nine Months Ended March 31, 2010 $

Revenue
Sales	251,731	–	–	–	–
Cost of sales	(76,552)	–	–	–	–

Gross Profit	175,179	–	–	–	–

Operating Expenses

Consulting	2,205,834	18,000	1,041,143	54,000	1,851,375
General and administrative expenses	536,782	70,449	42,988	171,314	147,288
Mineral property exploration costs (Note 3)	58,377	–	47,302	11,075	47,302
Travel	98,752	11,059	15,407	33,207	34,212

Total Operating Expenses	2,899,745	99,508	1,146,840	269,596	2,080,177

Loss from Operations	(2,724,566)	(99,508)	(1,146,840)	(269,596)	(2,080,177)

Other Income	28,630	–	–	–	–
Gain on debt settlement (Note 4 and 5)	89,373	–	–	–	89,373

Net Loss	(2,606,563)	(99,508)	(1,146,840)	(269,596)	(1,990,804)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.08)	(0.02)	(0.13)

Weighted Average Shares Outstanding		17,257,000	15,262,000	17,136,000	14,859,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to March 31, 2011 $	Nine Months Ended March 31, 2011 $	Nine Months Ended March 31, 2010 $

Operating Activities

Net loss for the period	(2,606,563)	(269,596)	(1,990,804)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on debt settlement	(89,373)	–	(89,373)
Stock-based compensation	1,821,875	–	1,774,125

Changes in operating assets and liabilities

Prepaid expenses	–	–	(1,008,600)
Accounts payable and accrued liabilities	380,206	128,585	121,441
Due to a related party	242,823	104,872	53,071

Net Cash Used in Operating Activities	(251,032)	(36,139)	(1,140,140)

Investing Activities

Deposits	(1,147,250)	(150,000)	–

Net Cash Used in Investing Activities	(1,147,250)	(150,000)	–

Financing Activities

Proceeds from sale of common stock	1,409,650	180,000	630,000
Common stock subscribed	–	–	558,000

Net Cash Provided by Financing Activities	1,409,650	180,000	1,188,000

Change in Cash	11,368	(6,139)	47,860

Cash – Beginning of the Period	–	17,507	2,152

Cash – End of the Period	11,368	11,368	50,012

Non-Cash Financing and Investing Activities

Common shares issued for services	1,852,125	–	–
Common shares issued to settle debt	27,500	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. On December 8, 2010, a further $150,000 was paid to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at May 20, 2011.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has accumulated losses of $2,606,562 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at March 31, 2011 the Company had cash of $11,368 on hand. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.  Summary of Significant Accounting Principles

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2011, and the results of its operations and cash flows for the nine months ended March 31, 2011 and 2010. The results of operations for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)  Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of March 31, 2011 and June 30, 2010.

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

g)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
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

Foreign Currency Risk:

The Company undertakes certain transactions in Canadian dollars, Hong Kong dollars and Chinese Renminbi and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign currency risk.

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

j)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars, Hong Kong dollars, and Chinese Renminbi and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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
March 31, 2011
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

3.  Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a short term deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful. During the nine month period ended March 31, 2011, the Company paid a further $150,000 to JinXin and incurred mineral property expenditures of $11,075.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of May 20, 2011, the Definitive Agreement has not closed.

4.  Related Party Transactions

a)
On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month. As at March 31, 2011, $27,281 (June 30, 2010 - $26,848) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in U.S. dollars)
(Unaudited)

4.  Related Party Transactions (continued)

b)
On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month, renewable as long as services are provided to the Company by the individual. As at March 31, 2011, $129,041 (June 30, 2010 - $60,230) is owed to this individual for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)	During the period ended March 31, 2011, the President of the Company advanced $35,628 to the Company. This advance is unsecured, non-interest bearing and is due on demand.

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

7.  Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Total $

Assets:
Cash	11,368	–	–	11,368

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” refer to Golden Century Resources Limited, unless otherwise indicated.

Overview

We are a Delaware corporation established in July 2005. We are engaged in the production, distribution and sale of medical supplies in mainland China, Hong Kong, Macau, Taiwan and the Middle East. Our principal business is to supply Flushable Colostomy and Ostomy Pouch Liners (the “Liners”) to Colo-Majic® Liners, Inc. (“Colo-Majic®”) for its existing North American market and to manufacture, market and distribute the Liners in the People’s of Republic of China, Hong Kong, Macau, Taiwan and the Middle East.

We are also engaged in the business of the acquisition, exploration and development of mineral properties. We intend to acquire a 62% interest in the Yang Tan Gold Mine (“Yang Tan”) in China pursuant to the terms of our agreement with the current owner of that interest, JinXin Copper Holding Limited (“JinXin”).

On October 30, 2005, we entered into an Agreement of Cooperation with Colo-Majic®. Pursuant to the agreement, we agreed to manufacture and supply 3,000,000 or more liners every 18 months. The agreement was for a term of five years and has now expired.

On September 28, 2006, we entered into a Licensing Agreement with Colo-Majic®. Pursuant to the agreement, Colo-Majic® granted us a license to manufacture, develop and distribute the Liners in the mainland of the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.

On January 15, 2007, we entered into a Licensing Agreement Amendment with Colo-Majic® to add the additional territories of Hong Kong, Taiwan, Macau and the Middle East to our existing Licensing, Production and Distribution Agreement dated September 28, 2006.

On January 16, 2007, we entered into a Distribution Agreement with T-Ray Science, Inc. (“T-Ray”), a Delaware corporation, regarding granting non-exclusive distribution rights to T-Ray to promote, sell and distribute the Liners in certain territories of the Middle East including the United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey. On January 16, 2008, we terminated this Distribution Agreement.

On August 12, 2009, we entered into a Letter of Intent with JinXin, a British Virgin Island corporation that owns 62% of the issued and outstanding common shares of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province, China and owns a prospecting permit for Yang Tan. Pursuant to the Letter of Intent, we intend to acquire all 62% of the issued and outstanding common shares of Long Du currently held by JinXin and thereby obtain all of the rights and interests of JinXin in Yang Tan. In accordance with the Letter of Intent, we agreed to pay a total deposit of $1,000,000 to JinXin to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, we paid half of the deposit, $500,000, to JinXin.

On December 18, 2009, we entered into a Letter of Agreement with JinXin, pursuant to which we paid JinXin $500,000, the remaining half of the deposit. On December 8, 2010, we paid a further $150,000 to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, we will issue common shares of our capital stock to JinXin as part of the purchase price for the shares of Long Du. We do not yet know how many of our shares we will issue to JinXin as that number still has to be agreed to by the parties. There also may be an additional payment of funds upon closing but that figure is still being negotiated as well.

We have not yet determined the number of shares or amount of funds, if any, that we will pay to JinXin upon the closing of the acquisition of the shares of Long Du.

All amounts that have been paid by us to JinXin are to be refunded to us in the event that our acquisition of the shares in Long Du does not occur. As of May 20, 2011, we had not yet closed the acquisition.

On September 8, 2009, we completed a merger with our subsidiary, Golden Century Resources Limited, a Delaware corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Golden Century Technologies Corporation” to “Golden Century Resources Limited”.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From our inception on July 1, 2005 to March, 2011, we generated total revenues of only $251,731 and as of March 31, 2011, we had an incurred an accumulated deficit of $2,606,563. We expect to continue to incur significant additional operating losses in the coming years.

Our strategic operating priorities for the balance of 2011 focus primarily on completing the acquisition of JinXin’s interest in Yang Tan and taking over all or some of the operations of the mine at that time.

Product Overview

We have a license to manufacture, market and sell the Liners. The Liners are designed to be used with the existing pouch systems that are regularly used for colostomy and ostomy patients worldwide. Currently, pouches are used, washed between uses and thrown away. By using the Liners, patients can remove and flush the liner and install a new liner into a pouch. This increases the number of times a pouch can be used and reduces costs, since the Liners are much less expensive than the pouches.

The Liners are inexpensive, light to carry, easy to apply, safe and clean.

The Liners are flushable while the pouches are not. The pouches are not flushable because they have to be made from materials with a certain thickness to provide a strong hold capability. Also, they have to have a mechanism for sticking to the skin. These design requirements make them un-flushable. The Liners, however, are completely flushable, which puts the waste in the septic/sewage treatment system instead of in garbage cans and landfills. Disposing of the waste in the septic/sewage treatment system is healthier for both colostomy/ostomy patients and the public.

The curved-inward shape of the Liners on both sides cuts off the excessive material that otherwise would affect the connection tightness when applying the inter-locking rims of the pouch components, as they are very precise in engineering and require a snug fit at all times. That is to say, a regular rectangular-shaped liner, for example, would have too much material to fit in between the inter-locking rims of the pouch. The curved sealing lines on both sides, however, are designed to create two small areas where several pin holes can be punched into the Liners to let any gas, but not the contents, travel through.

Shape of the Liner	Liner in Pouch

The Liners increase the number of times a pouch can be used and take full advantage of the existing merits of the pouch system; for example, the hold capability, comfort of wear and the seamless connection of the two pieces of the pouch system, which are the wafer and the pouch.

Competition

We face competition from several companies that manufacture and market pouch products in China, including ConvaTec (a Bristol-Myers Squibb Company), Cololplast China Company, Hollister Corporation and emerging companies in China, such as the Si Tai Li Company. However, as far as we are aware, no single company is manufacturing a pouch liner product or a product similar to the Liners. Compared to the pouches alone, we believe the Liners have a very competitive cost edge for consumers.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

We use raw materials obtained in the open market, as we do not currently have any specific principal suppliers. There are three basic groups of customers for the Liners: hospitals and clinics, pharmacies, and colostomy/ostomy patients.

As part of the regular hospital and clinic routine practice, hospitals, clinics and pharmacies maintain supplies of pouch systems for colostomy and ostomy patients, and the health conscious population buys the Liners for at-home use on daily basis.

Intellectual Property

Patents

We have been granted a license by Mr. Douglas Wolrich, the inventor of the Liners, to manufacture, distribute, market and sell the Liners in China. The patent number in China is ZL 95 1 93664.6 and it expires on April 21, 2015.

Trade Marks

Mr. Wolrich holds a 100% interest in the trademark of Colo-Majic® for the Liners. We have the rights to use the trademark in connection with our exercise of the rights under our agreement with Mr. Wolrich.

Domain Names

We hold a 100% interest in the domain name of www.gc-hightech.com

Licensing Agreement

Pursuant to our agreement with Colo-Majic® dated September 28, 2006, Mr. Wolrich granted us the license and the sole exclusive and assignable right to use or cause to be used the Liners in any manner and for any purpose to, in any manner, develop, maintain, manufacture, transport, distribute, market, sell, lease and/or license or sub-license the Liners and to sell the same to the general public throughout China. We acknowledged that the grant of the license is limited only to the purposes stated and does not constitute a grant of any right of ownership of intellectual property of the Liners. This license expires on April 21, 2015 and will continue until that time as long as the terms and conditions of this Licensing Agreement are being met.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations

For the Three Months ended March 31, 2011 Compared to Three Months ended March 31, 2010, and for the Period from July 1, 2005 (Date of Inception) to March 31, 2011

From our inception on July 1, 2005 to March 31, 2011, we generated $251,731 in revenue. We did not generate any revenue during the three month periods ended March 31, 2011 or 2010. For the three months ended March 31, 2011 we incurred a net loss of $99,508 (or $0.01 per share), compared to a net loss of $1,146,840 (or $0.08 per share) for the three months ended March 31, 2010. Our net losses were entirely attributable to our operating expenses during the periods. From our inception on July 1, 2005 to March 31, 2011, we incurred a net loss of $2,606,563.

Our total operating expenses were $99,508 for the three months ended March 31, 2011, compared to $1,146,840 for the three months ended March 31, 2010, a decrease of $1,047,332 that resulted from a substantial decrease in our consulting fees from $1,041,143 to $18,000, and decreases in our mineral property exploration costs and travel costs during the period, as offset by an increase in our general and administrative expenses. From our inception on July 1, 2005 to March 31, 2011, we incurred total operating expenses of $2,899,745, including $2,205,834 in consulting fees.

Our general and administrative expenses for the three months ended March 31, 2011 were $70,499, compared to $42,988 for the same period in our prior fiscal year. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and web development costs. From our inception on July 1, 2005 to March 31, 2011, we incurred $536,782 in general and administrative expenses.

For the Nine Months ended March 31, 2011 Compared to Nine Months ended March 31, 2010

For the nine months ended March 31, 2011 we incurred a net loss of $269,596 (or $0.02 per share), compared to a net loss of $1,990,804 (or $0.13 per share) for the three months ended March 31, 2010.

Our total operating expenses were $269,596 for the nine months ended March 31, 2011, compared to $2,080,177 for the three months ended March 31, 2010, a decrease of $1,810,581 that resulted from a substantial decrease in our consulting fees from $1,851,375 to $54,000, and decreases in our mineral property exploration costs and travel costs during the period, as offset by an increase in our general and administrative expenses.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2011, we had $11,368 in cash, $1,161,368 in total assets, $506,156 in total liabilities and a working capital surplus of $655,212. Our accumulated deficit as of March 31, 2011 was $2,606,563.

For the nine months ended March 31, 2011 we spent cash of $36,139 on operating activities and $150,000 on investing activities, and we received net cash of $180,000 from financing activities, all of which was in the form of proceeds from the sale of our common stock. For the nine months ended March 31, 2010, we spent cash of $1,140,140 on operating activities and received net cash of $1,188,000 from financing activities, including $630,000 in the form of proceeds from the sale of our common stock and $558,000 from subscriptions for our common stock, We did not engage in any investing activities during the three months ended March 31, 2010. The large expenditures of $150,000 on investing activities for the nine months ended March 31, 2011 and $1,008,600 on operating activities for the same period in our prior fiscal year are related to our agreement with JinXin to acquire its interest in the Yang Tan mine.

Our capital requirements relating to the manufacturing and marketing of the Liners and the potential acquisition of JinXin’s interest in Yang Tan have been and will continue to be, significant. We are dependent on the proceeds of future financings in order to continue our business and to develop and acquire this interest. We anticipate requiring approximately $750,000 to $1,500,000 in additional financing for the next 12 months. There can be no assurance that we will be able to raise the substantial additional capital necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended June 30, 2010, our independent auditor included an explanatory paragraph regarding its doubt our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditor.

There is substantial doubt regarding our ability to continue as a going concern because the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our proposed operations and may not be able to meet our obligations as they become due.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

We recently had to restate our financial information for several prior quarterly periods and amend several quarterly reports on Form 10-Q. We recognize that changes in our disclosure controls and procedures, including our internal control over financial reporting, are required to make them effective. At this time we are looking into the changes that should be made to improve our disclosure controls and procedures, including our internal control over financial reporting but have not yet determined what those changes will be or when they would be implemented.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As stated above, since our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011, we recognize that changes in our disclosure controls and procedures, including our internal control over financial reporting, are required to make them effective. At this time we are looking into the changes that should be made to improve our disclosure controls and procedures, including our internal control over financial reporting but have not yet determined what those changes will be or when we will make them.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this quarterly report, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our equity securities during the period covered by this report that were not previously reported.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

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

Date: May 20, 2011		GOLDEN CENTURY RESOURCES LIMITED

	By:	/s/ David Cheng Lee
David Cheng Lee
President, Chief Executive Officer, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)