Form 10-K
period 2011-06-30
GOLDEN CENTURY RESOURCES Ltd
filed 2011-10-13
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 000-52842

GOLDEN CENTURY RESOURCES LIMITED
(Name of small business issuer in its charter)

Delaware	98-0466250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1200, N. West Street
Wilmington, Delaware	19808
(Address of principal executive offices)	(Zip Code)

(302) 295-4937
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Copy of communications to:

Bacchus Law Corporation
Karen Richardson, Esq.
Suite 1820 – 925 West Georgia Street
Vancouver, British Columbia, Canada V6C 3L2
Telephone: 604-632-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of October 13, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was approximately $18,983,030.

As of October 13, 2011, the number of shares issued and outstanding of each of the issuer’s classes of common stock, was 17,257,300 common shares.

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

Unless otherwise indicated, all references to “we”, “us” and “our” mean Golden Century Technologies Limited.

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

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From inception on July 1, 2005 to June 30, 2011, we have generated total revenues of only $251,731 and as of June 30, 2011, we have incurred an accumulated deficit of $2,725,182 since inception. We may continue to incur significant additional operating losses as our product marketing efforts continue.

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

Our strategic operating priorities for the balance of 2011 focus primarily on our goal of increasing revenues by December 31, 2011. We intend to achieve this revenue growth on several fronts as follows:

●	We intend to promote the Colo-Majic®Flushable Colostomy and Ostomy Pouch Liners throughout Mainland of China, Hong Kong, Macau and Taiwan;

●	We intend to continue to expand our revenue sources outside Colo-Majic. We intend to continue to pursue opportunities with other health care products.

●	We intend to pursue the acquisition of Long Du from JinXin and continue to assist with the acquisition of the Yang Tan prospecting permit.

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

Employees

As of October 13, 2011, we have one full time employee, our president and treasurer, Mr. David Cheng Lee. Mr. David Cheng Lee handles all the responsibilities in the area of business development and corporate administration

Subsequent Events

On July 1, 2011, the Company entered into four consulting contracts each with monthly fees of $5,000 per month for a period of one year.  One of these consulting agreements was made with the President of the Company.

On July 12, 2011, the Company entered into two convertible notes of $257,000 (HKD 2,000,000) and $154,200 (HKD 1,200,000) in exchange for the advances described in Note 5 to the financial statements attached hereto.  The convertible notes bear interest at 10% per annum, are payable one year from the advance of the funds and are convertible at $0.60 per share.

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

We have a very limited operating history and we face all of the risks and uncertainties encountered by development stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any development stage company. Due to our limited history, predictions of our future performance are very difficult. As of June 30, 2011, we have only generated revenues from our inception of $251,731, which was from our only customer and represented 100% of our total revenue. For the year ended June 30, 2011, we generated no revenues. We had an accumulated deficit of $2,725,182 from inception to June 30, 2011. We anticipate continuing to incur significant losses in the foreseeable future as our operating expenses continue to increase. There can be no assurance that we will ever operate profitably with our current products and strategy. We cannot assure you that we will continue to generate revenues from our operations or ever achieve profitability. We may never generate enough revenue to become profitable and we may have to cease operations, in which case investors will likely lose all of their investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Furthermore, it indicates that we may go out of business.

In their report dated October 13, 2011, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and to successfully carry out our business plan. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that our methods will prove successful. Because of our continued operating losses and the substantial doubt about our abilities to continue as a going concern, investors may not want to invest in our company and we may be unable to obtain the financing we need to continue. Also, these factors indicate that any investment into our company is very risky and that we may go out of business.

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

Because our sole director and officer live outside of the United States, you may have no effective recourse against him for misconduct and may not be able to enforce judgment and civil liabilities against him.

David Lee, our President, Treasurer and Director is a national and resident of Canada, and all or a substantial portion of their assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against them, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

On August 18, 2009, we paid a deposit of $500,000 to JinXin as a reimbursement of the costs paid by JinXin for Long Du to apply for the Yang Tan prospecting permit. We paid a further $500,000 deposit on December 18, 2009 pursuant to a Letter Agreement entered into with JinXin. The deposits are fully refundable by JinXin to us if the prospecting permit application is not successful any time prior to the execution of a Definitive Agreement for the purchase of Long Du. After the execution of the definitive agreement, the deposit will not be refundable. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The Definitive Agreement has not closed as at October 13, 2011.

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

Fluctuation of the Renminbi Yuan, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi Yuan fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of the Renminbi Yuan into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2011, the exchange rate between the Renminbi Yuan and the United States dollar was 6.782 Renminbi Yuan to every one United States dollar.

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

Item 3.  Legal Proceedings

We know of no material, active +or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2011.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “GDLM.” At the close of business on October 13, 2011, there were 17,257,300 shares of our common stock issued and outstanding. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of our common stock for the fiscal years ended June 30, 2011 and 2010 as follows:

Price Range of Common Stock
Quarter Ended	High	Low

September 30, 2010	1.10	1.10

December 31, 2010	(1)	(1)

March 31, 2011	1.10	1.10

June 30, 2011	1.10	1.10

(1) No trades for the quarter ended December 31, 2010.

Holders

At the close of business on October 13, 2011, the common shares of our company were held by approximately fifty-eight (58) shareholders of record.

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
 EQUITY COMPENSATION PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total:	Nil	Nil	Nil

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

Item 6. Selected Financial Data

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

From the date of our incorporation on July 1, 2005 to June 30, 2011, we have been a development stage company that has only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue.

Our operating expenses are classified primarily into four categories:

1.
Consulting fees, which consists primarily of fees paid to various consultants for the year. The amount incurred by us during the year ended June 30, 2011 was $72,000, as compared to $1,887,375 for the year ended June 30, 2010. The large amount in consulting fees from the previous year was due primarily to $1,774,125 of stock-based compensation issued to Universe Crown Consultant Limited for providing corporation planning and business advisory services to us in fiscal 2010 pursuant to an August 8, 2009 consultancy agreement.

2.
General and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. The amount incurred by us during the year ended June 30, 2011 was $223,444 compared to $237,841 for the year ended June 30, 2010.

3.
Mineral property exploration costs of $11,075 for the year ended June 30, 2011 as compared to $47,302 incurred for the year ended June 30, 2010 pursuant to the Letter of Intent with JinXin dated August 12, 2009.

4.	Travel cost of $40,596 during the year ended June 30, 2011, compared to $42,081 for the year ended June 30, 2010.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “GDLM”. As of October 13, 2011, our common stock was traded at $1.10 per share in the public market.

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

Liquidity and Capital Resources

At June 30, 2011, our company had current assets of $1,485,488, including $25,488 in cash, compared to current assets of $1,017,507, including $17,507 in cash, for the year ended June 30, 2010.

As of June 30, 2011, we had working capital deficit of $923,407 compared to $255,192 as of June 30, 2010.

We did not generate any revenues in the years ended June 30, 2011 and June 30, 2010. We have generated revenues of $251,731 since our inception to June 30, 2011. We have incurred a net loss of $2,725,182 from inception (July 1, 2005) to June 30, 2011.

As at June 30, 2011, our total current liabilities increased to $948,895 from $272,699 at June 30, 2010, primarily due to loans payable to related parties for $411,200 as of June 30, 2011.

Results of Operations – Year ended June 30, 2011

As of June 30, 2011, we are a development stage company that from inception to June 30, 2011 and has only generated revenues of $251,731, which was from our only customer and represented 100% of our total revenue.

We incurred a net loss of $388,215 for the year ended June 30, 2011, compared to a net loss of $2,125,226 for the year ended June 30, 2010. The substantial decrease in the net loss from the previous year was primarily due to lower stock-based compensation and a result of higher expenses in 2010 that were associated with the Letter of Intent to acquire Long Du and apply for the Yang Tan mining exploitation permit.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2011, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at June 30, 2011 approximate their carrying values.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Golden Century Resources Limited

(A Development Stage Company)

June 30, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Golden Century Resources Limited
(A Development Stage Company)

We have audited the accompanying balance sheets of Golden Century Resources Limited (a Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Golden Century Resources Limited (a Development Stage Company) as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated for the period from July 1, 2005 (Date of Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 13, 2011

Golden Century Resources Limited
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2011 $	June 30, 2010 $

ASSETS

Current Assets

Cash	25,488	17,507
Total Current Assets	25,488	17,507

Deposit (Note 3)	1,460,000	1,000,000

Total Assets	1,485,488	1,017,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	299,995	185,621
Due to related parties (Note 4)	219,177	87,078
Franchise tax payable	18,523	–
Loans payable (Note 5)	411,200	–

Total Liabilities	948,895	272,699

Contingencies and Commitments (Notes 1 and 7)

Subsequent Events (Note 10)

Stockholders’ Equity

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001
Issued: no shares	–	–

Common Stock

Authorized: 250,000,000 shares, par value $0.0001
Issued: 17,257,300 (June 30, 2010 – 17,057,300) shares	1,726	1,706

Additional Paid-in Capital	3,260,049	3,080,069

Deficit Accumulated During the Development Stage	(2,725,182)	(2,336,967)

Total Stockholders’ Equity	536,593	744,808

Total Liabilities and Stockholders’ Equity	1,485,488	1,017,507

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from July 1, 2005 (Date of Inception) to June 30, 2011 $	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $

Revenue
Sales	251,731	–	–
Cost of sales	(76,552)	–	–

Gross Profit	175,179	–	–

Operating Expenses

Consulting	2,223,834	72,000	1,887,375
General and administrative expenses	588,911	223,444	237,841
Mineral property exploration costs (Note 3)	58,377	11,075	47,302
Travel	106,142	40,596	42,081
Financing fees (Note 5)	41,100	41,100	–

Total Operating Expenses	3,018,364	388,215	2,214,599

Loss before other items	(2,843,185)	(388,215)	(2,214,599)

Other Income	28,630	–	–
Gain on debt settlement	89,373	–	89,373

Net Loss and Comprehensive Loss	(2,725,182)	(388,215)	(2,125,226)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.14)

Weighted Average Shares Outstanding		17,166,000	15,395,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to June 30, 2011 $	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $

Operating Activities

Net loss for the period	(2,725,182)	(388,215)	(2,125,226)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on debt settlement	(89,373)	–	(89,373)
Stock-based compensation	1,821,875	–	1,774,125

Changes in operating assets and liabilities

Prepaid expenses	–	–	1,497
Accounts payable and accrued liabilities	365,995	114,374	176,754
State franchise tax	18,523	18,523
Due to a related party	270,050	132,099	89,578
Loans Payable	411,200	411,200	–

Net Cash Provided by (Used in) Operating Activities	73,088	287,981	(172,645)

Investing Activities

Deposits	(1,457,250)	(460,000)	(1,000,000)

Net Cash Used in Investing Activities	(1,457,250)	(460,000)	(1,000,000)

Financing Activities

Proceeds from sale of common stock	1,409,650	180,000	1,188,000

Net Cash Provided by Financing Activities	1,409,650	180,000	1,188,000

Change in Cash	25,488	7,981	15,355

Cash – Beginning of the Period	–	17,507	2,152

Cash – End of the Period	25,488	25,488	17,507

Non-Cash Financing and Investing Activities

Common shares issued for services	1,852,125	–	1,774,125
Common shares issued to settle debt	27,500	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 1, 2005 (Date of Inception) to June 30, 2011
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$
Balance – July 1, 2005 (Date of Inception)	–	–	–	–	–	–

Issuance of common shares for services at $0.001/share	10,000,000	1,000	9,000	–	–	10,000

Issuance of common shares for cash at $0.05/share	333,000	33	16,617	–	–	16,650

Common stock subscribed at $0.01/share	2,500,000	250	24,750	(25,000)	–	–

Net loss for the year	–	–	–	–	(29,244)	(29,244)

Balance – June 30, 2006	12,833,000	1,283	50,367	(25,000)	(29,244)	(2,594)

Issuance of common shares for services at $0.05/share	660,000	66	32,934	–	–	33,000

Subscriptions received	–	–	–	25,000	–	25,000

Issuance of common shares for services at $0.05/share	100,000	10	4,990	–	–	5,000

Net loss for the year	–	–	–	–	(112,494)	(112,494)

Balance – June 30, 2007	13,593,000	1,359	88,291	–	(141,738)	(52,088)

Issuance of common shares for services at $0.05/share	600,000	60	29,940	–	–	30,000

Net loss for the year	–	–	–	–	(44,659)	(44,659)

Balance – June 30, 2008	14,193,000	1,419	118,231	–	(186,397)	(66,747)

Net loss for the year	–	–	–	–	(25,344)	(25,344)

Balance – June 30, 2009	14,193,000	1,419	118,231	–	(211,741)	(92,091)

Issuance of common shares at $0.80/share	625,000	63	499,937	–	–	500,000

Share issuance cost	–	–	(50,000)	–	–	(50,000)

Issuance of common shares for services at $1.25/share	1,419,300	142	1,773,983	–	–	1,774,125

Issuance of common shares at $1.00/share	820,000	82	819,918	–	–	820,000

Share issuance cost	–	–	(82,000)	–	–	(82,000)

Net loss for the year	–	–	–	–	(2,125,226)	(2,125,226)

Balance – June 30, 2010	17,057,300	1,706	3,080,069	–	(2,336,967)	744,808

Issuance of 200,000 shares at $1.00/share	200,000	20	199,980	–	–	200,000

Finder’s fees	–	–	(20,000)	–	–	(20,000)

Net loss for the year	–	–	–	–	(388,215)	(388,215)

Balance – June 30, 2011	17,257,300	1,726	3,260,049	–	(2,725,182)	536,593

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. During fiscal 2011 further payments totaling $460,000 were made to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at October 13, 2011.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, the Company has a working capital deficit of $923,407 and accumulated losses of $2,725,182 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at June 30, 2011 the Company had cash of $25,488 on hand. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.  Summary of Significant Accounting Principles

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Principles (continued)

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

d)  Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of June 30, 2011 and 2010.

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

f)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Principles (continued)

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
June 30, 2011
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

3.  Deposit on Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful. During the year ended June 30, 2011, the Company paid a further $460,000 to JinXin and incurred mineral property expenditures of $11,075 which have expensed in the current year.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of June 30, 2011, the Definitive Agreement has not closed.

4.  Related Party Transactions

a)
On July 1, 2009, the Company entered into an agreement with the Secretary of the Company for consulting services to the Company at $3,000 per month. As at June 30, 2011, $27,310 (2010 - $26,847) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

b)
On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month (increased to $5,000 per month on July 1, 2011, see Note 10), renewable as long as services are provided to the Company. As at June 30, 2011, $135,327 (2010 - $60,230) is owed to the president for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)	At June 30, 2011, the Company owed $56,540 to a shareholder for advances and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

5.  Loans Payable

During the year ended June 30, 2011, two unrelated third parties advanced $411,200 (loan is denominated in Hong Kong Dollars 3,200,000).  At June 30, 2011, these amounts are unsecured, non-interest bearing and due on demand.  A 10% financing fee was incurred for arranging the advances and $41,100 is recorded in expenses.  Subsequent to June 30, 2011, the Company agreed to issue convertible notes in exchange for these advances as described in Note 10.

6.  Common Stock

On December 13, 2010, the Company issued 200,000 shares at $1.00 per share for gross proceeds of $200,000. The Company paid a finder’s fee of $20,000 in connection with the private placement.

7.  Commitments

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

8.  Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2011 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1) $	(Level 2) $	(Level 3) $	Total $
Assets:
Cash	25,488	–	–	25,488

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

9.  Income Taxes

The Company has incurred total net operating tax losses of $978,220 since inception which expire beginning in fiscal 2030.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss for the years ended June 30, 2011 and 2010 as a result of the following:

	2011 $	2010 $

Income tax benefit computed at the statutory rate	135,875	743,829

Permanent differences	(10,127)	(593,384)
Change in valuation allowance	(125,748)	(150,445)

Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2011, after applying enacted corporate income tax rates, are as follows:

	2011 $	2010 $

Deferred income tax assets

Net operating losses carried forward	348,845	223,105

Valuation allowance	(348,845)	(223,105)

Net deferred income tax asset	–	–

10.  Subsequent Events

On July 1, 2011, the Company entered into four consulting contracts, each with monthly fees of $5,000 per month for a period of one year. One of these consulting agreements was made with the President of the Company.

On July 12, 2011, the Company entered into two convertible notes of $257,000 (HKD 2,000,000) and $154,200 (HKD 1,200,000) in exchange for the advances described in Note 5.  The convertible notes bear interest at 10% per annum, are payable one year from the advance of the funds and are convertible at $0.60 per share.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9T.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and President, David Lee. Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors, Executive Officers, Promoters and Control Persons

Our directors hold office until the next annual meeting of the stockholders or until her successor has been elected and qualified. The officers of our company are appointed by our directors and hold office until their death, resignation or removal from office. As of June 30, 2011, the names, age, positions held, and dates first elected or appointed of our directors and executive officers are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Cheng Lee	Chief Executive Officer, President, Treasurer and Director	40	June 2009

Business Experience

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2011, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Nomination for Directors

All proceedings of the board of directors for the year ended June 30, 2011 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director.

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

Item 11. Executive Compensation

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2011.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended June 30, 2011:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended June 30, 2011; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we may collectively refer to as the named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options granted	Option Awards ($)(5)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
David Cheng Lee, President, Treasurer and Director	2011	36,000	-	-	-	-	-	-	36,000(1)
Hong Yang, Former Secretary and Director (2)	2011	-	-	-	-	-	-	-	-

(1) This amount was accrued but not paid.

(2) Hong Yang resigned as our Secretary and director on June 8, 2011.

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

(1) Hong Yang resigned as our Secretary and director on June 8, 2011.

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

On or about July 5, 2005, we approved the issuance of 10,000,000 shares of its common stock to Hong Yang for services rendered in the amount of $10,000. The terms of this transaction were determined by the Board of Directors. Ms. Yang resigned as Secretary and a director of our company on June 8, 2011.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Granted	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Hong Yang	-	-	-	-	-	-	-
David Lee	-	-	-	-	-	-	-

(1) Hong Yang resigned as our Secretary and director on June 8, 2011.

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

As of June 30, 2011, our former Secretary and director, Hong Yang provided management services and office premises to our company. We have no written agreement with Ms. Yang for the provision of services or her compensation and she is not compensated for her services. On July 1, 2009, we signed an employment agreement with Hong Yang for a monthly salary of $3,000 for a period of six months. After the expiration of this employment agreement, Ms. Yang no longer receives a salary for her services.  Ms. Yang resigned as our Secretary and a director on June 8, 2011.

As of June 30, 2011, the director, David Cheng Lee provides business development to our company since June 25, 2009. We have no written agreement with Mr. Lee for the provision of services or his compensation and he is not compensated for his services. On January 1, 2010, we verbally agreed to pay Mr. Lee a monthly salary of $3,000.

Since August 1, 2005, we have also engaged two independent consultants in the areas of assisting us for overseas production and marketing management, business development in China and the consulting agreements were terminated on July 31, 2009.

On July 1, 2009, we engaged Acme Group Consultants Limited as our independent consultant in the areas of assisting us for business development.

On July 1, 2009, we also engaged Mr. Au as our independent consultant in the area of assisting us for business development.

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

The following table sets forth, as of June 30, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
David Cheng Lee	Nil	Nil
Hong Yang (3) Room 707 Zhidi Building, No. 6 Jiao Chang Xi Road, Guangzhou, China	631,390(4)	3.70%
Total (directors and officers as a group)	631,390	3.70%

(1)
Rule 13d-3 under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2011.

(2)	Based on 17,257,300 shares outstanding as of June 30, 2011.

(3)	Hong Yang resigned as our Secretary and director on June 8, 2011.

(4)	Of these, 631,390 are held directly by Hong Yang.

Item 13.  Certain Relationships And Related Transactions, Director Independence

There has been no transaction, nor is there any currently proposed transaction, since the beginning of the year June 30, 2011, in which the small business issuer was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Ms. Hong Yang has been our President, Treasurer, Secretary and sole director since our inception (July 1, 2005). She is also our original founder. On June 25, 2009, she resigned as our president and treasurer but continue to be our secretary and director.  On June 8, 2011, she resigned as our secretary and director.

On or about July 5, 2005, we approved the issuance of 10,000,000 shares of its common stock to Hong Yang for services rendered in the amount of $10,000. The terms of this transaction were determined by the Board of Directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended June 30, 2011 and June 30, 2010:

Services	2011	2010
Audit fees	$27,200	$23,750
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$27,200	$23,750

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliott LLP for the fiscal years ended June 30, 2011 and June 30, 2010 in connection with statutory and regulatory filings or engagements.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (the functions of which are performed by our sole director); or

●
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.3	Certificate of Ownership filed with the Secretary of State of Delaware dated September 8, 2009 (attached as an exhibit to our Form 8-K filed on October 8, 2009)
(10)	Material Contracts
10.1	Consulting Agreement dated August 1, 2005 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.2	Consulting Agreement dated August 1, 2005 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.3	Production Agreement dated October 31, 2005 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.4	Amendment Consulting Agreement dated August 1, 2006 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.5	Amendment Consulting Agreement dated August 1, 2006 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.6	Licensing Agreement dated September 28, 2006 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.7	Amended Licensing Agreement dated January 15, 2007 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.8	Distribution Agreement dated January 16, 2007 between our Company and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.9	Letter of Intent dated August 12, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on August 12, 2009)
10.10	Letter Agreement dated December 18, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on December 23, 2009)
10.11	Form of Private Placement Subscription Agreement (attached as an exhibit to our Form 8-K filed on January 27, 2010)
10.12	Private Placement Subscription Agreement dated February 18, 2010 between our Company and Wei Qi (attached as an exhibit to our Form 8-K filed on March 29, 2010)
10.13	Lock up Agreement dated February 26, 2010 among our Company, Mo You Yu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.14	Lock up Agreement dated February 26, 2010 among our Company, Yun Zhi Lu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.15	Lock up Agreement dated February 26, 2010 among our Company, Au Chi Shung and Golden Century Resources Limited (BVI) (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.16	Lock up Agreement dated February 26, 2010 among our Company, Hong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.17	Lock up Agreement dated February 26, 2010 among our Company, Thomas Braun and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.18	Lock up Agreement dated February 26, 2010 among our Company, Jiyong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.19*	Consulting Services Agreement dated July 1, 2011 between our Company and David Cheng Lee
10.20*	Consulting Services Agreement dated July 1, 2011 between our Company and Albert Au
10.21*	Consulting Services Agreement dated July 1, 2011 between our Company and Universe Crown Consultant Limited
10.22*	Consulting Services Agreement dated July 1, 2011 between our Company and Global Land Development Inc.
10.23	Convertible Loan Agreement dated July 12, 2011 between our Company and City Concept Investments Limited (attached as an exhibit to our form 8-K filed on July 15, 2011)
10.24	Convertible Loan Agreement dated July 12, 2011 between our Company and Chan, Lok Cheung (attached as an exhibit to our form 8-K filed on July 15, 2011)
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN CENTURY RESOURCES LIMITED

By: /s/ David Cheng Lee
David Cheng Lee
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 13, 2011