Form 10-K/A
period 2011-06-30
GOLDEN CENTURY RESOURCES Ltd
filed 2011-11-03
CIK 1378625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GOLDEN CENTURY RESOURCES LIMITED

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) solely to furnish the Extensible Business Reporting Language information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as required by Rule 405 of Regulation S-T. This Amendment No. 1 makes no other changes to and does not reflect any events occurring after the filing of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2011 other than updating the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN CENTURY RESOURCES LIMITED

By: /s/ David Cheng Lee

David Cheng Lee

Chief Executive Officer, President and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 3, 2011

EXHIBITS INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.3	Certificate of Ownership filed with the Secretary of State of Delaware dated September 8, 2009 (attached as an exhibit to our Form 8-K filed on October 8, 2009)
(10)	Material Contracts
10.1	Consulting Agreement dated August 1, 2005 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.2	Consulting Agreement dated August 1, 2005 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.3	Production Agreement dated October 31, 2005 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.4	Amendment Consulting Agreement dated August 1, 2006 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.5	Amendment Consulting Agreement dated August 1, 2006 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.6	Licensing Agreement dated September 28, 2006 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.7	Amended Licensing Agreement dated January 15, 2007 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.8	Distribution Agreement dated January 16, 2007 between our Company and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.9	Letter of Intent dated August 12, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on August 12, 2009)
10.10	Letter Agreement dated December 18, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on December 23, 2009)
10.11	Form of Private Placement Subscription Agreement (attached as an exhibit to our Form 8-K filed on January 27, 2010)
10.12	Private Placement Subscription Agreement dated February 18, 2010 between our Company and Wei Qi (attached as an exhibit to our Form 8-K filed on March 29, 2010)
10.13	Lock up Agreement dated February 26, 2010 among our Company, Mo You Yu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.14	Lock up Agreement dated February 26, 2010 among our Company, Yun Zhi Lu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.15	Lock up Agreement dated February 26, 2010 among our Company, Au Chi Shung and Golden Century Resources Limited (BVI) (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.16	Lock up Agreement dated February 26, 2010 among our Company, Hong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.17	Lock up Agreement dated February 26, 2010 among our Company, Thomas Braun and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.18	Lock up Agreement dated February 26, 2010 among our Company, Jiyong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.19	Consulting Services Agreement dated July 1, 2011 between our Company and David Cheng Lee
10.20	Consulting Services Agreement dated July 1, 2011 between our Company and Albert Au
10.21	Consulting Services Agreement dated July 1, 2011 between our Company and Universe Crown Consultant Limited
10.22	Consulting Services Agreement dated July 1, 2011 between our Company and Global Land Development Inc.
10.23	Convertible Loan Agreement dated July 12, 2011 between our Company and City Concept Investments Limited (attached as an exhibit to our form 8-K filed on July 15, 2011)
10.24	Convertible Loan Agreement dated July 12, 2011 between our Company and Chan, Lok Cheung (attached as an exhibit to our form 8-K filed on July 15, 2011)
(31)	Section 302 Certification
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Extensible Business Reporting Language
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith