Form 10-Q
period 2011-09-30
GOLDEN CENTURY RESOURCES Ltd
filed 2011-11-21
CIK 1378625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 21, 2011, there were 17,257,300 shares of common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Golden Century Resources Limited
(A Development Stage Company)
September 30, 2011

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Golden Century Resources Limited
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2011 $	June 30, 2011 $
	(unaudited)
ASSETS

Current Assets

Cash	10,305	25,488
Total Current Assets	10,305	25,488

Deposit (Note 3)	1,460,000	1,460,000

Total Assets	1,470,305	1,485,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	326,665	299,995
Accrued Liabilities	23,627	–
Due to related parties (Note 4)	238,067	219,177
Franchise tax payable	19,500	18,523
Convertible Debt (Note 5)	419,549	411,200

Total Liabilities	1,027,408	948,895

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity

Preferred Stock

Authorized: 20,000,000 shares, par value $0.0001 per share
Issued: no shares	–	–

Common Stock

Authorized: 250,000,000 shares, par value $0.0001 per share
Issued: 17,257,300 shares	1,726	1,726

Additional Paid-in Capital	3,260,049	3,260,049

Deficit Accumulated During the Development Stage	(2,818,878)	(2,725,182)

Total Stockholders’ Equity	442,897	536,593

Total Liabilities and Stockholders’ Equity	1,470,305	1,485,488

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to September 30, 2011 $	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $

Revenue
Sales	251,731	–	–
Cost of sales	(76,552)	–	–

Gross Profit	175,179	–	–

Operating Expenses

Consulting	2,268,834	45,000	18,000
General and administrative expenses	625,601	36,690	39,249
Mineral property exploration costs	58,377	–	11,075
Travel	109,149	3,007	4,939
Financing fees	41,100	–	–

Total Operating Expenses	3,103,061	84,697	73,263

Loss before other items	(2,927,882)	(84,697)	(73,263)

Other Income	28,630	–	–
Gain on debt settlement	89,373	–	–
Interest Expense	(8,999)	(8,999)	–

Net Loss and Comprehensive Loss	(2,818,878)	(93,696)	(73,263)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.00)

Weighted Average Shares Outstanding		17,257,000	17,057,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to September 30, 2011 $	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $

Operating Activities

Net loss for the period	(2,818,878)	(93,696)	(73,263)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on debt settlement	(89,373)	–	–
Stock-based compensation	1,821,875	–	–

Changes in operating assets and liabilities

Prepaid expenses	–	–	–
Accounts payable and accrued liabilities	416,292	50,297	47,497
State franchise tax	19,500	977	–
Due to a related party	288,940	18,890	35,089
Loans payable	419,549	8,349	–

Net Cash Provided by (Used in) Operating Activities	57,905	(15,183)	9,323

Investing Activities

Deposits	(1,457,250)	–	–

Net Cash Used in Investing Activities	(1,457,250)	–	–

Financing Activities

Proceeds from sale of common stock	1,409,650	–	–

Net Cash Provided by Financing Activities	1,409,650	–	–

Change in Cash	10,305	(15,183)	9,323

Cash – Beginning of the Period	–	25,488	17,507

Cash – End of the Period	10,305	10,305	26,830

Non-Cash Financing and Investing Activities

Common shares issued for services	1,852,125	–	–
Common shares issued to settle debt	27,500	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. During fiscal 2011 further payments totaling $460,000 were made to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at November 21, 2011.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has a working capital deficit of $1,017,103 accumulated losses of $2,818,878 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at September 30, 2011 the Company had cash of $10,305 on hand. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.  Summary of Significant Accounting Principles

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

b)  Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K filed on October 13, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the three months ended September 30, 2011 and 2010. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)  Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of September 30, 2011 and June 30, 2011.

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

g)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

h)  Financial Instruments and Risk

The Company’s financial instruments consist principally of cash, accounts payable, due to related parties and convertible debt. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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
September 30, 2011
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

3.  Deposit on Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful. During the year ended June 30, 2011 the Company incurred mineral property expenditures of $11,075.  On December 8, 2010, the Company paid a further $150,000 to JinXin.  On June 17, 2011, the Company paid a further $310,000 to JinXin. During the three months ended September 30, 2011, no further payments were made.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of September 30, 2011, the Definitive Agreement has not closed.

4.  Related Party Transactions

a)
On July 1, 2009, the Company entered into an agreement with the Former Secretary of the Company for consulting services to the Company at $3,000 per month. As at September 30, 2011, $26,939 (June 30, 2011 - $27,310) is accrued to this individual for the services and expenses paid on behalf of the Company. The amount accrued is unsecured and is due on demand.

b)
On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month, renewable as long as services are provided to the Company.  On July 1, 2011, the Company entered into a consulting contract which increased the monthly fees to $5,000 per month for a period of one year. As at September 30, 2011, $149,724 (June 30, 2011 - $135,327) is owed to the President of the Company for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)
At September 30, 2011, the Company owed $61,424 (June 30, 2011 - $56,540) to a shareholder for advances and expenses paid on behalf of the Company.  The amount is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Expressed in U.S. dollars)
(Unaudited)

5.  Convertible Debt

On July 12, 2011, the Company issued two convertible loans with principal amounts of HKD $1,200,000 and HKD $2,000,000. The loans bear interest at 10% per annum and are convertible into shares of the Company’s common stock at a conversion price US$0.60.  Principal and accrued interest is repayable one year from the date of issuance. Pursuant to the issuance, the Company incurred financing fees of $41,100 which is recorded in expenses in the year ended June 30, 2011.

The Company analyzed the financial instrument under ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument with a beneficial conversion feature since the conversion feature is not indexed to the entity’s own stock and the limited trading activity in 2010 and 2011 would not permit for net settlement. The number of shares issuable upon conversion will vary depending on the exchange rate. The Company has additional exposure to changes in the HKD currency exchange rates. There is no intrinsic value and no beneficial conversion feature associated with the conversion loans. Thus the conversion feature is not required to be separated from the host instrument and accounted for separately.

The characteristics of the conversion option will need to be evaluated at the end of each reporting period to ensure that the accounting treatment remains appropriate.

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

b)
On January 16, 2007, the Company entered into a Distribution Agreement with Verisante Technology, Inc. (formerly T-Ray Science, Inc.) granting Verisante Technology Inc. the non-exclusive distribution right to promote, sell and distribute the Colo-Majic Flushable Liner in the Middle East including United Arab Emirates, Israel, Saudi Arabia, Iran, Egypt and Turkey.

7.  Fair Value Measurements

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible debt. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2011 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1) $	(Level 2) $	(Level 3) $	$

Assets:
Cash	10,305	–	–	10,305

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

On December 18, 2009, we entered into a Letter of Agreement with JinXin, pursuant to which we paid JinXin $500,000, the remaining half of the deposit. On December 8, 2010, we paid a further $150,000 to JinXin to cover additional expenses relating to the government exploitation permit. On June 17, 2011, we paid a further $310,000 to Jin Xin. During the three months ended September 30, 2011, no further payments were made. Upon closing, we will issue common shares of our capital stock to JinXin as part of the purchase price for the shares of Long Du. We do not yet know how many of our shares we will issue to JinXin as that number still has to be agreed to by the parties. There also may be an additional payment of funds upon closing but that figure is still being negotiated as well.

We have not yet determined the number of shares or amount of funds, if any, that we will pay to JinXin upon the closing of the acquisition of the shares of Long Du.

All amounts that have been paid by us to JinXin are to be refunded to us in the event that our acquisition of the shares in Long Du does not occur. As of November 21, 2011, we had not yet closed the acquisition.

On September 8, 2009, we completed a merger with our subsidiary, Golden Century Resources Limited, a Delaware corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Golden Century Technologies Corporation” to “Golden Century Resources Limited”.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From our inception on July 1, 2005 to September 30, 2011, we generated total revenues of only $251,731 and as of September 30, 2011, we had an incurred an accumulated deficit of $2,818,878. We expect to continue to incur significant additional operating losses in the coming years.

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

Results of Operations

For the Three Months ended September 30, 2011 Compared to Three Months ended September 30, 2010, and for the Period from July 1, 2005 (Date of Inception) to September 30, 2011

From our inception on July 1, 2005 to September 30, 2011, we generated $251,731 in revenue. We did not generate any revenue during the three month periods ended September 30, 2011 or 2010. For the three months ended September 30, 2011 we incurred a net loss and comprehensive loss of $93,696 (or $0.01 per share), compared to a net loss and comprehensive loss of $73,263 (or $0.00 per share) for the three months ended September 30, 2010. Our net losses were largely attributable to our accounts payable and accrued liabilities and related party payments during the periods. From our inception on July 1, 2005 to September 30, 2011, we incurred a net loss of $2,818,878.

Our total operating expenses were $84,697 for the three months ended September 30, 2011, compared to $73,263 for the three months ended September 30, 2010, an increase of $11,434 that resulted from increases in our consulting expenses during the period. From our inception on July 1, 2005 to September 30, 2011, we incurred total operating expenses of $3,103,061, including $2,268,834 in consulting fees.

Our general and administrative expenses for the three months ended September 30, 2011 were $36,690, compared to $39,249 for the same period in our prior fiscal year. Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and web development costs. From our inception on July 1, 2005 to September 30, 2011, we incurred $625,601 in general and administrative expenses.

For the Three Months ended September 30, 2011 Compared to Three Months ended September 30, 2010

For the three months ended September 30, 2011 we incurred a net loss of $93,696 (or $0.01 per share), compared to a net loss of $73,263 (or $0.00 per share) for the three months ended September 30, 2010.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2011, we had $10,305 in cash, $1,470,305 in total assets, $1,027,408 in total liabilities and a working capital deficit of $1,017,103. Our deficit accumulated during the development stage as of September 30, 2011 was $2,818,878.

For the three months ended September 30, 2011 we spent cash of $15,183.  We did not engage in any investing activities or financing activities during the three months ended September 30, 2011. For the three months ended September 30, 2010, we spent cash of $9,323 on operating activities. We did not engage in any investing activities or financing activities during the three months ended September 30, 2010.

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

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended June 30, 2011 our independent auditor included an explanatory paragraph regarding its doubt our ability to continue as a going concern. Our audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditor.

There is substantial doubt regarding our ability to continue as a going concern because the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

As stated above, since our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011, we recognize that changes in our disclosure controls and procedures, including our internal control over financial reporting, are required to make them effective. At this time we are looking into the changes that should be made to improve our disclosure controls and procedures, including our internal control over financial reporting but have not yet determined what those changes will be or when we will make them.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.3	Certificate of Ownership filed with the Secretary of State of Delaware dated September 8, 2009 (attached as an exhibit to our Form 8-K filed on October 8, 2009)
(10)	Material Contracts
10.1	Consulting Agreement dated August 1, 2005 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.2	Consulting Agreement dated August 1, 2005 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.3	Production Agreement dated October 31, 2005 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.4	Amendment Consulting Agreement dated August 1, 2006 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.5	Amendment Consulting Agreement dated August 1, 2006 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.6	Licensing Agreement dated September 28, 2006 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.7	Amended Licensing Agreement dated January 15, 2007 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.8	Distribution Agreement dated January 16, 2007 between our Company and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.9	Letter of Intent dated August 12, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on August 12, 2009)
10.10	Letter Agreement dated December 18, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on December 23, 2009)
10.11	Form of Private Placement Subscription Agreement (attached as an exhibit to our Form 8-K filed on January 27, 2010)
10.12	Private Placement Subscription Agreement dated February 18, 2010 between our Company and Wei Qi (attached as an exhibit to our Form 8-K filed on March 29, 2010)
10.13	Lock up Agreement dated February 26, 2010 among our Company, Mo You Yu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.14	Lock up Agreement dated February 26, 2010 among our Company, Yun Zhi Lu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.15	Lock up Agreement dated February 26, 2010 among our Company, Au Chi Shung and Golden Century Resources Limited (BVI) (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.16	Lock up Agreement dated February 26, 2010 among our Company, Hong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.17	Lock up Agreement dated February 26, 2010 among our Company, Thomas Braun and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.18	Lock up Agreement dated February 26, 2010 among our Company, Jiyong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.19	Consulting Services Agreement dated July 1, 2011 between our Company and David Cheng Lee (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.20	Consulting Services Agreement dated July 1, 2011 between our Company and Albert Au (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.21	Consulting Services Agreement dated July 1, 2011 between our Company and Universe Crown Consultant Limited (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.22	Consulting Services Agreement dated July 1, 2011 between our Company and Global Land Development Inc. (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.23	Shareholders' Agreement Dated October 24, 2011 between the Company and certain of its Shareholders (attached as an exhibit to our Form 8-K filed on October 25, 2011
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2011		GOLDEN CENTURY RESOURCES LIMITED

	By:	/s/ David Cheng Lee
David Cheng Lee
President, Chief Executive Officer, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)