Form 10-Q
period 2011-12-31
GOLDEN CENTURY RESOURCES Ltd
filed 2012-02-21
CIK 1378625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Non-accelerated filer [  ] Accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of February 16, 2012, there were 17,257,300 shares of common stock, par value $0.001, outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Golden Century Resources Limited

(A Development Stage Company)

December 31, 2011

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Golden Century Resources Limited

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	December, 2011 $	June 30, 2011 $
	(unaudited)
ASSETS
Current Assets
Cash	17,651	25,488
Prepaid expenses	4,000	—
Total Current Assets	21,651	25,488

Deposit (Note 3)	1,460,000	1,460,000
Total Assets	1,481,651	1,485,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	363,309	299,995
Accrued liabilities	821	—
Due to related parties (Note 4)	311,751	219,177
Franchise tax payable	20,390	18,523
Convertible Debt (Note 5)	431,378	411,200
Total Liabilities	1,127,649	948,895
Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001 per share
Issued: no shares	—	—
Common Stock
Authorized: 250,000,000 shares, par value $0.0001 per share
Issued: 17,257,300 shares	1,726	1,726
Additional Paid-in Capital	3,260,049	3,260,049
Deficit Accumulated During the Development Stage	(2,907,773)	(2,725,182)
Total Stockholders’ Equity	354,002	536,593
Total Liabilities and Stockholders’ Equity	1,481,651	1,485,488

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to December 30, 2011 $	For the Three Months Ended December 31, 2011 $	For the Three Months Ended December 31, 2010 $	For the Six Months Ended December 31, 2011 $	For the Six Months Ended December 31, 2010 $

Revenue
Sales	251,731	—	—	—	—
Cost of sales	(76,552)	—	—	—	—
Gross Profit	175,179	—	—	—	—

Operating Expenses
Consulting	2,298,834	30,000	18,000	75,000	36,000
General and administrative expenses	670,959	45,358	61,616	82,048	100,865
Mineral property exploration costs	58,377	—	—	—	11,075
Travel	112,318	3,169	17,209	6,176	22,148
Financing fees	41,100	—	—	—	—
Total Operating Expenses	3,181,588	78,527	96,825	163,224	170,088
Loss before other items	(3,006,409)	(78,527)	(96,825)	(163,224)	(170,088)
Other Income	28,630	—	—	—	—
Gain on debt settlement	89,373	—	—	—	—
Interest Expense	(19,367)	(10,368)	—	(19,367)	—
Net Loss and Comprehensive Loss	(2,907,773)	(88,895)	(96,825)	(182,591)	(170,088)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		17,257,000	17,096,000	17,257,000	17,077,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to December 31, 2011 $	For the Six Months Ended December 31, 2011 $	For the Six Months Ended December 31, 2010 $

Operating Activities
Net loss for the period	(2,907,773)	(182,591)	(170,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(89,373)	—	—
Stock-based compensation	1,821,875	—	—
Changes in operating assets and liabilities
Prepaid expenses	(4,000)	(4,000)
Accounts payable and accrued liabilities	430,130	64,135	123,144
State franchise tax	20,390	1,867	—
Due to a related party	362,624	92,574	36,157
Loans payable	431,378	20,178	—
Net Cash Provided by (Used in) Operating Activities	65,251	(7,837)	(10,787)
Investing Activities
Deposits	(1,457,250)	—	(150,000)
Net Cash Used in Investing Activities	(1,457,250)	—	(150,000)
Financing Activities
Proceeds from sale of common stock	1,409,650	—	180,000
Net Cash Provided by Financing Activities	1,409,650	—	180,000
Change in Cash	17,651	(7,837)	19,213
Cash – Beginning of the Period	—	25,488	17,507
Cash – End of the Period	17,651	17,651	36,720
Non-Cash Financing and Investing Activities
Common shares issued for services	1,852,125	—	—
Common shares issued to settle debt	27,500	—	—
Supplemental Disclosures
Interest paid	—	—	—
Income taxes paid	—	—	—

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. During fiscal 2011 further payments totaling $460,000 were made to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at December 31, 2011.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, the Company has a working capital deficit of $1,105,998 and accumulated losses of $2,907,773 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at December 31, 2011 the Company had cash of $17,651 on hand. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Principles

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2011, and the results of its operations and cash flows for the six months ended December 31, 2011 and 2010. The results of operations for the three months and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of December 31, 2011 and June 30, 2011.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

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

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful. During the year ended June 30, 2011 the Company incurred mineral property expenditures of $11,075. On December 8, 2010, the Company paid a further $150,000 to JinXin. On June 17, 2011, the Company paid a further $310,000 to JinXin. During the six months ended December 31, 2011, no further payments were made.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of December 31, 2011, the Definitive Agreement has not closed.

4.	Related Party Transactions

a)	On July 1, 2009, the Company entered into an agreement with the former Secretary of the Company for consulting services to the Company at $3,000 per month. As at December 31, 2011, $27,078 (June 30, 2011 - $27,310) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

b)	On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month, renewable as long as services are provided to the Company. On July 1, 2011, the Company entered into a consulting contract which increased the monthly fees to $5,000 per month for a period of one year. As at December 31, 2011, $178,068 (June 30, 2011 - $135,327) is owed to the President of the Company for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)	At December 31, 2011, the Company owed $106,605 (June 30, 2011 - $56,540) to a shareholder for advances and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible debt. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	$	$	$	$

Assets:
Cash	17,651	—	—	17,651

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

All amounts that have been paid by us to JinXin are to be refunded to us in the event that our acquisition of the shares in Long Du does not occur. As of February 16, 2012, we had not yet closed the acquisition.

On September 8, 2009, we completed a merger with our subsidiary, Golden Century Resources Limited, a Delaware corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Golden Century Technologies Corporation” to “Golden Century Resources Limited”.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From our inception on July 1, 2005 to December 31, 2011, we generated total revenues of only $251,731 and as of December 31, 2011, we had an incurred an accumulated deficit of $2,907,773. We expect to continue to incur significant additional operating losses in the coming years.

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

Results of Operations

Material Changes in Financial Condition

For the fiscal year ended June 30, 2011 and the quarter ended December 31, 2011

As of December 31, 2011, we had $17,651 in cash, $1,481,651 in total assets, $1,127,649 in total liabilities and a working capital deficit of $1,105,998, compared to a working capital deficit of $536,593 for the year ended June 30, 2011. As of December 31, 2011, we had $2,907,773 in deficit accumulated during the development stage.

As of June 30, 2011, we had $25,488 in cash, $1,485,488 in total assets, $948,895 in total liabilities and a working capital deficit of $536,593. As of June 30, 2011, we had $2,725,182 in deficit accumulated during the development state.

Our decrease in total assets as of December 31, 2011 compared to June 30, 2011 was due to a decrease in cash.

Our increase in total liabilities as of December 31, 2011 compared to June 30, 2011 was due to increases in our accounts payable, accrued liabilities, amounts due to related parties, franchise tax payable and convertible debt expenses.

Our increase in working capital deficit at December 31, 2011 compared to June 30, 2011, was a result of a decrease in our total assets and an increase in our total liabilities, but primarily an increase in our accounts payable.

Material Changes in Results of Operations

For the three months ended December 31, 2011 compared to the three months ended December 31, 2010

We did not generate any revenue during the three months ended December 31, 2011. For the quarter ended December 31, 2011, we spent $78,527 on operating expenses, including $30,000 on consulting fees, $45,358 on general and administrative expenses and $3,169 on travel. For the three months ended December 31, 2011, our total net loss and comprehensive loss was $88,895 (or $0.01 per share), including $78,527 on operating expenses and $10,368 on interest.

Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and web development costs.

We did not generate any revenue during the three months ended December 31, 2010. For the quarter ended December 31, 2010, we spent $96,825 on operating expenses, consisting of $18,000 on consulting fees, $61,616 on general and administrative expenses and $17,209 on travel. For the three months ended December 31, 2010, our total net loss and comprehensive loss was $96,825 (or $0.01 per share), which was comprised solely of our operating expenses.

Although our consulting costs rose by $12,000 in the three months ended December 31, 2011, compared to the same period in 2010, our total operating expenses show an overall decrease of $18,298. This decrease was due to decreases in our general and administrative and travel expenses.

For the six months ended December 31, 2011 compared to the six months ended December 31, 2010

We did not generate any revenue during the six months ended December 31, 2011. For the six months ended December 31, 2011, we spent $163,224 on operating expenses, consisting of $75,000 on consulting fees, $82,048 on general and administrative expenses and $6,176 on travel expenses. For the six months ended December 31, 2011, our total net loss and comprehensive loss was $182,591 (or $0.01 per share), consisting of $163,224 on operating expenses and $19,367 on interest.

As of December 31, 2011, we had $17,651 in cash, and we spent cash of $7,837 on operating activities. We did not engage in investing activities or financing activities during the six months ended December 31, 2011.

We did not generate any revenue during the six months ended December 31, 2010. For the six months ended December 31, 2010, we spent $170,088 on operating expenses, consisting of $36,000 on consulting fees, $100,865 on general and administrative expenses, $11,075 on mineral property exploration costs and $22,148 on travel expenses. For the six months ended December 31, 2010, our total net loss and comprehensive loss was $182,591 (or $0.01 per share), consisting of $163,224 on operating expenses and $19,367 on interest.

As of December 31, 2010, we had $36,720 in cash. We spent cash of $10,787 on operating activities, $150,000 in investing activities and received $180,000 from financing activities.

Although our consulting costs rose by $34,000 in the six months ended December 31, 2011, compared to the same period in 2010, our total operating expenses show an overall decrease of $6,864. This decrease was due to decreases in our general and administrative, mineral property and exploration, and travel expenses.

A decrease of $6,864 in our total operating expenses for the six months ended December 31, 2011, compared to the same period in our prior fiscal year, was due to a decrease in our general and administrative expenses, mineral property exploration costs and travel expenses.

An increase of $12,503 in our net loss and comprehensive loss for the six months ended December 31, 2011, compared to the same period in our prior fiscal year, was due to an increase in interest expenses of $19,367.

For the period from July 1, 2005 (date of inception) to December 31, 2011

From our inception on July 1, 2005 to December 31, 2011, we have generated $251,731 in revenue, incurred total operating expenses of $3,181,588 and a net loss and comprehensive loss of $2,907,773.

Of the $3,181,588 spent on total operating expenses, $2,298,834 was spent on consulting fees, $670,959 on general and administrative expenses, $58,377 on mineral property exploration costs, $112,318 on travel and $41,100 on financing fees.

From our inception to December 31, 2011, we received $65,251 in operating activities, spent $1,457,250 in investing activities and $1,409,650 in financing activities. Our net loss and comprehensive loss for the period was $2,907,773.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

As stated above, since our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011, we recognize that changes in our disclosure controls and procedures, including our internal control over financial reporting, are required to make them effective. At this time we are looking into the changes that should be made to improve our disclosure controls and procedures, including our internal control over financial reporting but have not yet determined what those changes will be or when we will make them.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

3.3	Certificate of Ownership filed with the Secretary of State of Delaware dated September 8, 2009 (attached as an exhibit to our Form 8-K filed on October 8, 2009)

(10)	Material Contracts

10.1	Consulting Agreement dated August 1, 2005 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

Exhibit Number	Description

10.2	Consulting Agreement dated August 1, 2005 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.3	Production Agreement dated October 31, 2005 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.4	Amendment Consulting Agreement dated August 1, 2006 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.5	Amendment Consulting Agreement dated August 1, 2006 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.6	Licensing Agreement dated September 28, 2006 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)

10.7	Amended Licensing Agreement dated January 15, 2007 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)

10.8	Distribution Agreement dated January 16, 2007 between our Company and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)

10.9	Letter of Intent dated August 12, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on August 12, 2009)

10.10	Letter Agreement dated December 18, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on December 23, 2009)

10.11	Form of Private Placement Subscription Agreement (attached as an exhibit to our Form 8-K filed on January 27, 2010)

10.12	Private Placement Subscription Agreement dated February 18, 2010 between our Company and Wei Qi (attached as an exhibit to our Form 8-K filed on March 29, 2010)

10.13	Lock up Agreement dated February 26, 2010 among our Company, Mo You Yu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)

10.14	Lock up Agreement dated February 26, 2010 among our Company, Yun Zhi Lu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)

10.15	Lock up Agreement dated February 26, 2010 among our Company, Au Chi Shung and Golden Century Resources Limited (BVI) (attached as an exhibit to our Form 8-K filed on March 15, 2010)

10.16	Lock up Agreement dated February 26, 2010 among our Company, Hong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)

10.17	Lock up Agreement dated February 26, 2010 among our Company, Thomas Braun and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)

10.18	Lock up Agreement dated February 26, 2010 among our Company, Jiyong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)

10.19	Consulting Services Agreement dated July 1, 2011 between our Company and David Cheng Lee (attached as an exhibit to our Form 10-K filed on October 13, 2011)

10.20	Consulting Services Agreement dated July 1, 2011 between our Company and Albert Au (attached as an exhibit to ourt Form 10-K filed on October 13, 2011)

10.21	Consulting Services Agreement dated July 1, 2011 between our Company and Universe Crown Consultant Limited (attached as an exhibit to our Form 10-K filed on October 13, 2011)

Exhibit Number	Description

10.22	Consulting Services Agreement dated July 1, 2011 between our Company and Global Land Development Inc. (attached as an exhibit to our Form 10-K filed on October 13, 2011)

10.23	Shareholders' Agreement Dated October 24, 2011 between the Company and certain of its Shareholders (attached as an exhibit to our Form 8-K filed on October 25, 2011

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	XBRL information

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 21, 2012

GOLDEN CENTURY RESOURCES LIMITED

By:	/s/ David Cheng Lee
David Cheng Lee
President, Chief Executive Officer, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

