Form 10-Q
period 2012-03-31
GOLDEN CENTURY RESOURCES Ltd
filed 2012-05-21
CIK 1378625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 18, 2012, there were 17,257,300 shares of common stock, par value $0.0001, outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Golden Century Resources Limited

(A Development Stage Company)

March 31, 2012

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Golden Century Resources Limited

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2012 $	June 30, 2011 $
	(unaudited)
ASSETS
Current Assets
Cash	17,332	25,488
Total Current Assets	17,332	25,488

Deposit (Note 3)	1,460,000	1,460,000
Total Assets	1,477,332	1,485,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	386,948	299,995
Accrued liabilities	568	–
Due to related parties (Note 4)	391,698	219,177
Franchise tax payable	21,322	18,523
Convertible Debt (Note 5)	441,659	411,200
Total Liabilities	1,242,195	948,895
Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity
Preferred Stock
Authorized: 20,000,000 shares, par value $0.0001 per share
Issued: no shares	–	–
Common Stock
Authorized: 250,000,000 shares, par value $0.0001 per share
Issued: 17,257,300 shares	1,726	1,726
Additional Paid-in Capital	3,260,049	3,260,049
Common stock issuable	45,000	–
Deficit Accumulated During the Development Stage	(3,071,638)	(2,725,182)
Total Stockholders’ Equity	235,137	536,593
Total Liabilities and Stockholders’ Equity	1,477,332	1,485,488

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to March 31, 2012 $	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $	For the Nine Months Ended March 31, 2012 $	For the Nine Months Ended March 31, 2011 $

Revenue
Sales	251,731	–	–	–	–
Cost of sales	(76,552)	–	–	–	–
Gross Profit	175,179	–	–	–	–

Operating Expenses
Consulting	2,388,834	90,000	18,000	165,000	54,000
General and administrative expenses	729,096	58,137	70,449	140,185	171,314
Mineral property exploration costs	58,377	–	–	–	11,075
Travel	117,764	5,446	11,059	11,622	33,207
Financing fees	41,100	–	–	–	–
Total Operating Expenses	3,335,171	153,583	99,508	316,807	269,596
Loss before other items	(3,159,992)	(153,583)	(99,508)	(316,807)	(269,596)
Other Income	28,630	–	–	–	–
Gain on debt settlement	89,373	–	–	–	–
Interest expense	(29,649)	(10,282)	–	(29,649)	–
Net Loss and Comprehensive Loss	(3,071,638)	(163,865)	(99,508)	(346,456)	(269,596)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Shares Outstanding		17,257,000	17,257,000	17,257,000	17,136,000

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from July 1, 2005 (Date of Inception) to March 31, 2012 $	For the Nine Months Ended March 31, 2012 $	For the Nine Months Ended March 31, 2011 $

Operating Activities
Net loss for the period	(3,071,638)	(346,456)	(269,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(89,373)	–	–
Stock-based compensation	1,866,875	45,000	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	453,516	87,521	128,585
State franchise tax	21,322	2,799	–
Due to a related party	442,571	172,521	104,872
Loans payable	441,659	30,459	–
Net Cash Provided by (Used in) Operating Activities	64,932	(8,156)	(36,139)
Investing Activities
Deposits	(1,457,250)	–	(150,000)
Net Cash Used in Investing Activities	(1,457,250)	–	(150,000)
Financing Activities
Proceeds from sale of common stock	1,409,650	–	180,000
Net Cash Provided by Financing Activities	1,409,650	–	180,000
Change in Cash	17,332	(8,156)	(6,139)
Cash – Beginning of the Period	–	25,488	17,507
Cash – End of the Period	17,332	17,332	11,368
Non-Cash Financing and Investing Activities
Common shares issued for services	1,852,125	–	–
Common shares issued to settle debt	27,500	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

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

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company intends to acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. During fiscal 2011 further payments totaling $460,000 were made to JinXin to cover additional expenses relating to the government exploitation permit. Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. The amounts paid will be refunded to the Company in the event that the Definitive Agreement is not signed. Mining exploration will be another principal business of the Company upon executing the Definitive Agreement. The Definitive Agreement has not closed as at March 31, 2012.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s planned principal activities have commenced, but the Company is still in the early stage of development. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has generated minimal revenue and has not paid dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has a working capital deficit of $1,224,863 and accumulated losses of $3,026,638 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at March 31, 2012 the Company had cash of $17,332 on hand. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its production and sale activities. Management estimates that it will require additional financing of approximately $750,000 to $1,500,000 over the next twelve months for production of the Liner products, marketing campaigns, mining operation and administrative costs. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Principles

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2012, and the results of its operations and cash flows for the nine months ended March 31, 2012. The results of operations for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to excessive levels, future demand and other factors. The Company did not have any inventory as of March 31, 2012 and June 30, 2011.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

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

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Expressed in U.S. dollars)

(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

m)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505,Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Deposit on Mineral Property

On August 12, 2009, the Company entered into a Letter of Intent with JinXin Copper Holding Limited (“JinXin”), a British Virgin Island corporation that owns 62% of Nanjiang Long Du Mining Industrial Limited Corporation (“Long Du”). Long Du is incorporated in Sichuan Province in the People’s Republic of China and owns a prospecting permit of the Yang Tan Gold Mine (“Yang Tan”). Pursuant to the Letter of Intent, the Company will acquire all the rights to Yang Tan owned by JinXin. In accordance with the Letter of Intent, the Company agreed to pay a total of $1,000,000 to JinXin as a deposit to be used only for expenses relating to the application for the government exploitation permit for Yang Tan. On August 15, 2009, the Company paid $500,000 to JinXin. On December 18, 2009, the Company entered into a Letter of Agreement with JinXin pursuant to which the Company paid the remaining deposit of $500,000. The amount is fully refundable to the Company if the exploitation permit application for the Yang Tan Gold Mine is not successful, anytime before the execution of the Definitive Agreement. After the execution of the Definitive Agreement, the amount will be non-refundable. The Company has recorded the two $500,000 payments as a deposit as the agreement states this amount is fully refundable if the permit application is unsuccessful and JinXin has the ability and intent to refund the deposit if the application is unsuccessful. During the year ended June 30, 2011 the Company incurred mineral property expenditures of $11,075. On December 8, 2010, the Company paid a further $150,000 to JinXin. On June 17, 2011, the Company paid a further $310,000 to JinXin. During the nine months ended March 31, 2012, no further payments were made.

Upon closing, the Company will issue from treasury and deliver to JinXin a yet to be determined amount of common shares of the Company’s capital stock, and pay any additional consideration that is agreed to be paid as part of the consideration in the Definitive Agreement as described in the Letter of Agreement. As of March 31, 2012, the Definitive Agreement has not closed.

4.	Related Party Transactions

a)	On July 1, 2009, the Company entered into an agreement with the former Secretary of the Company for consulting services to the Company at $3,000 per month. As at March 31, 2012, $27,164 (June 30, 2011 - $27,310) is owed to this individual for the services and expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

b)	On July 1, 2009, the Company entered into an agreement with the President of the Company for consulting services to the Company at $3,000 per month, renewable as long as services are provided to the Company. On July 1, 2011, the Company entered into a consulting contract which increased the monthly fees to $5,000 per month for a period of one year. As at March 31, 2012, $207,656 (June 30, 2011 - $135,327) is owed to the President of the Company for the services and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)	At March 31, 2012, the Company owed $156,878 (June 30, 2011 - $56,540) to a shareholder for advances and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and is due on demand.

Golden Century Resources Limited

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Expressed in U.S. dollars)

(Unaudited)

5.	Convertible Debt

On July 12, 2011, the Company issued two convertible loans with principal amounts of HKD $1,200,000 and HKD $2,000,000. The loans bear interest at 10% per annum and are convertible into shares of the Company’s common stock at a conversion price US$0.60. Principal and accrued interest is repayable one year from the date of issuance. Pursuant to the issuance, the Company incurred financing fees of $41,100 which was recorded in expenses in the year ended June 30, 2011.

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible debt. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Assets:
Cash	17,332	–	–	17,332

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

Overview

We are a Delaware corporation established in July 2005. We are engaged in the business of the acquisition, exploration and development of mineral properties. We intend to acquire a majority interest in the Yang Tan Gold Mine (“Yang Tan”) in China pursuant to the terms of our agreement with the current owner of that interest, JinXin Copper Holding Limited (“JinXin”). We currently have a $1,460,000 deposit on the mineral process and intend to sign a definitive agreement to obtain the rights in Yang Tan and close the transaction in the near future.

We have a Licensing Agreement with Colo-Majic® to manufacture, develop and distribute Flushable Colostomy and Ostomy Pouch Liners (the “Liners”) in mainland China, Hong Kong, Taiwan, Macau and the Middle East. The Licensing Agreement was executed between the parties on September 28, 2006 and amended on January 15, 2007. The term of the Licensing Agreement expires on April 21, 2015 and will continue until that time as the terms and conditions are being met or the Licensing Agreement is otherwise terminated.

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

All amounts that have been paid by us to JinXin are to be refunded to us in the event that our acquisition of the shares in Long Du does not occur. As of May 18, 2012 we had not yet closed the acquisition.

On September 8, 2009, we completed a merger with our subsidiary, Golden Century Resources Limited, a Delaware corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Golden Century Technologies Corporation” to “Golden Century Resources Limited”.

We are a development stage company. We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations. From our inception on July 1, 2005 to March 31, 2012, we have generated total sales of only $251,731 and as of March 31, 2012, we had incurred a comprehensive loss of $3,071,638. We expect to continue to incur significant additional operating losses in the coming years.

Our strategic operating priorities for the balance of 2012 focus primarily on completing the acquisition of JinXin’s interest in Yang Tan and taking over all or some of the operations of the mine at that time.

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

img01	img02

Shape of the Liner	Liner in Pouch

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

Domain Names

We hold a 100% interest in the domain name of www.gc-hightech.com

Licensing Agreement

Pursuant to our agreement with Colo-Majic® dated September 28, 2006 and amended on January 15, 2007, Mr. Wolrich granted us the license and the sole exclusive and assignable right to use or cause to be used the Liners in any manner and for any purpose to, in any manner, develop, maintain, manufacture, transport, distribute, market, sell, lease and/or license or sub-license the Liners and to sell the same to the general public throughout mainland China, Hong Kong, Taiwan, Macau and the Middle East. We acknowledged that the grant of the license is limited only to the purposes stated and does not constitute a grant of any right of ownership of intellectual property of the Liners. This license expires on April 21, 2015 and will continue until that time as long as the terms and conditions of this Licensing Agreement are being met.

Results of Operations

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations

Material Changes in Financial Condition

For the fiscal year ended June 30, 2011 and the quarter ended March 31, 2012

As of March 31, 2012, we had $17,332 in cash, $1,477,332 in total assets, $1,242,195 in total liabilities and a working capital deficit of ($1,224,863), compared to a working capital deficit of ($923,407) for the year ended June 30, 2011. As of March 31, 2012, we had $3,071,638 in deficit accumulated during the development stage.

Our decrease in total assets as of March 31, 2012 compared to June 30, 2011 was due to a decrease in cash.

Our increase in total liabilities as of March 31, 2012 compared to June 30, 2011 was due to increases in our accounts payable, accrued liabilities, amounts due to related parties, franchise tax payable and convertible debt expenses.

The increase in our working capital deficit at March 31, 2012 compared to June 30, 2011, was a result of an increase in our total liabilities, but primarily an increase in our accounts payable and amounts due to related parties.

Material Changes in Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

We did not generate any revenue during either the three months ended March 31, 2012 or the three months ended March 31, 2011. For the three months ended March 31, 2012, our total operating expenses were $153,583 compared to $99,508 for the three months ended March 31, 2011. This increase in operating expenses came from increases in our consulting expenses. These expenses have grown because we are in the process of completing our due diligence and preparations for the completion of the transaction to acquire the rights in Yang Tan. Our consulting expenses increased by $72,000 from $18,000 for the three months ended March 31, 2011 to $90,000 for the three months ended March 31, 2012 because of our increased demands on our consultants. Our general and administrative expenses decreased by $12,312 and our travel expenses decreased by $5,613 in the three months ended March 31, 2012 compared to the same period in the previous year. However, our overall total operating expenses still increased by $54,075 in the three months ended March 31, 2012 compared to the same period in the previous year. This indicates increased activity by the Company in working toward closing the Yang Tan transaction but also indicates that we must close the Yang Tan transaction soon and/or obtain additional financing before we are unable to pay the expenses or arrive at reasonable payment schedules with those to whom we owe money. For the three months ended March 31, 2012, our total net loss and comprehensive loss was ($163,865) (or $0.01 per share) compared to ($99,508)(or $0.01 per share) for the same period in the previous year.

Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and web development costs.

For the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

We did not generate any revenue during either the nine months ended March 31, 2012 or the nine months ended March 31, 2011. For the nine months ended March 31, 2012, our total operating expenses were $316,807 compared to $269,596 for the nine months ended March 31, 2011. This increase in operating expenses came from increases in our consulting expenses. These expenses have grown because we are in the process of completing our due diligence and preparations for the completion of the transaction to acquire the rights in Yang Tan. Our consulting expenses increased by $111,000 from $54,000 for the nine months ended March 31, 2011 to $165,000 for the nine months ended March 31, 2012 because of our increased demands on our consultants. Our general and administrative expenses decreased by $31,129 and our travel expenses decreased by $21,585 in the nine months ended March 31, 2012 compared to the same period in the previous year. However, our overall total operating expenses still increased by $111,000 in the nine months ended March 31, 2012 compared to the same period in the previous year. This indicates increased activity by the Company in working toward closing the Yang Tan transaction but also indicates that we must close the Yang Tan transaction soon and/or obtain additional financing before we are unable to pay the expenses or arrive at reasonable payment schedules with those to whom we owe money. For the nine months ended March 31, 2012, our total net loss and comprehensive loss was ($346,456) (or $0.02 per share) compared to ($269,596)(or $0.02 per share) for the same period in the previous year.

Our general and administrative expenses consist of marketing and promotion, professional fees, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and web development costs.

Our total operating expenses for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, show an increase of $47,211. This increase was solely due to an increase in our consulting fees.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

As stated above, since our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012, we recognize that changes in our disclosure controls and procedures, including our internal control over financial reporting, are required to make them effective. At this time we are looking into the changes that should be made to improve our disclosure controls and procedures, including our internal control over financial reporting but have not yet determined what those changes will be or when we will make them.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
3.3	Certificate of Ownership filed with the Secretary of State of Delaware dated September 8, 2009 (attached as an exhibit to our Form 8-K filed on October 8, 2009)
(10)	Material Contracts
10.1	Agreement with JinXin Copper Holding Limited dated December 18, 2009 and attached as an exhibit to our Form 8-K filed on December 23, 2009.
10.2	Letter of Intent with JinXin Copper Holding Limited dated August 12, 2009 and attached as an exhibit to our Form 8-K filed on August 12, 2009.
10.3	Licensing Agreement with Colo-Majic Liners, Inc. dated September 28, 2006 (attached as an exhibit to our Form SB-2 filed on December 22, 2006.
10.4	Licensing Agreement Amendment with Colo-Majic Liners, Inc. dated January 15, 2006 (attached as an exhibit to our Form 8-K filed on January 18, 2007.
10.5	Consulting Agreement dated August 1, 2005 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.6	Consulting Agreement dated August 1, 2005 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.7	Production Agreement dated October 31, 2005 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.8	Amendment Consulting Agreement dated August 1, 2006 between our Company and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.9	Amendment Consulting Agreement dated August 1, 2006 between our Company and Ms. Li Yang (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.10	Licensing Agreement dated September 28, 2006 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 22, 2006)
10.11	Amended Licensing Agreement dated January 15, 2007 between our Company and Colo-Majic Liners, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.12	Distribution Agreement dated January 16, 2007 between our Company and T- Ray Science, Inc. (attached as an exhibit to our Form 8-K filed on January 18, 2007)
10.13	Letter of Intent dated August 12, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on August 12, 2009)
10.14	Letter Agreement dated December 18, 2009 between our Company and JinXin Copper Holding Limited (attached as an exhibit to our Form 8-K filed on December 23, 2009)
10.15	Form of Private Placement Subscription Agreement (attached as an exhibit to our Form 8-K filed on January 27, 2010)
10.16	Private Placement Subscription Agreement dated February 18, 2010 between our Company and Wei Qi (attached as an exhibit to our Form 8-K filed on March 29, 2010)

Exhibit Number	Description
10.17	Lock up Agreement dated February 26, 2010 among our Company, Mo You Yu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.18	Lock up Agreement dated February 26, 2010 among our Company, Yun Zhi Lu and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.19	Lock up Agreement dated February 26, 2010 among our Company, Au Chi Shung and Golden Century Resources Limited (BVI) (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.20	Lock up Agreement dated February 26, 2010 among our Company, Hong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.21	Lock up Agreement dated February 26, 2010 among our Company, Thomas Braun and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.22	Lock up Agreement dated February 26, 2010 among our Company, Jiyong Yang and Au Chi Shung (attached as an exhibit to our Form 8-K filed on March 15, 2010)
10.23	Consulting Services Agreement dated July 1, 2011 between our Company and David Cheng Lee (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.21	Consulting Services Agreement dated July 1, 2011 between our Company and Albert Au (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.22	Consulting Services Agreement dated July 1, 2011 between our Company and Universe Crown Consultant Limited (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.23	Consulting Services Agreement dated July 1, 2011 between our Company and Global Land Development Inc. (attached as an exhibit to our Form 10-K filed on October 13, 2011)
10.24	Shareholders' Agreement Dated October 24, 2011 between the Company and certain of its Shareholders (attached as an exhibit to our Form 8-K filed on October 25, 2011
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	XBRL Related Documents
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2012

GOLDEN CENTURY RESOURCES LIMITED

By:	/s/ David Cheng Lee
David Cheng Lee
President, Chief Executive Officer, Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)

